Form 10-Q
period 2025-06-30
MNTN, Inc.
filed 2025-08-11
CIK 1891027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-42664
______________________________
MNTN, Inc.
(Exact name of registrant as specified in its charter)
______________________________

Delaware	26-4741839

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
823 Congress Avenue #1827
Austin, TX 78768
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (310) 895-2110
______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	MNTN	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, the registrant had 43,620,578 shares of Class A common stock outstanding and 28,991,483 shares of Class B common stock outstanding.

MNTN, Inc.
Quarterly Report on Form 10-Q

Cautionary Note Regarding Forward-Looking Statements and Summary Risk Factors
This Quarterly Report on Form 10-Q (which we refer to as this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Form 10-Q should be considered forward-looking statements, including, but not limited to, statements regarding our future results of operations and financial position, assumptions, prospects, business strategy, and plans and objectives of management for future operations, including among others, statements regarding product development, future capital expenditures and other investments and debt service obligations, industry and market trends, competitive pressures, consumer preferences, and general macroeconomic trends are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including but not limited to the following principal risks and uncertainties:
▪reduced growth and expansion of CTV and performance marketing using CTV, including if the adoption of CTV by customers develops more slowly than we expect, as well as the reduced growth and expansion of our PTV platform;
▪our dependence on a limited number of large customers and the inability to attract new customers, expand existing customer usage of our platform or achieve our customers’ ROAS and other specific campaign goals;
▪reduced demand for advertising, including factors that affect the level of demand and resulting amount of spend on general and digital advertising, such as economic downturns, geopolitical conflicts, supply chain shortages, interest rate volatility, labor shortages, actual or perceived instability in the banking industry and inflation and any health epidemics or other contagious outbreaks;
▪our results of operations may fluctuate significantly and may not meet our expectations or those of securities analysts and investors;
▪seasonal fluctuations in the demand for digital advertising and our solutions;
▪our short operating history in PTV;
▪inability to manage our growth effectively, and maintain the quality of our platform as we expand;
▪failure of our sales and marketing efforts to yield the results we seek;
▪our product development and innovation may be inefficient or ineffective;
▪our customers' material reduction of the use of our platform;
▪errors, defects, or unintended performance problems with our platform;
▪changes or developments in the laws, regulations and industry requirements related to data privacy, data protection, information security and consumer protection, and failure to comply with such laws, regulations and industry requirements;
▪inability to collect, use, and disclose data, including the use of pixels or other similar technologies;
▪the use of digital advertising is rejected by consumers, through opt-in, opt-out, or ad-blocking technologies or other means that limit the effectiveness of our platform;
▪inability to increase the scale and efficiency of our technology infrastructure to support our growth and transaction volumes;
▪incurrence of cyberattacks or privacy or data breaches resulting in platform outages or disruptions;

▪failure to detect or prevent fraud on our platform, or malware intrusion into the systems or devices of our customers and their audiences;
▪the intensely competitive market that we operate in;
▪inability to maintain our corporate culture as we grow or as we adapt to an entirely remote work environment, including if we fail to attract, retain, and motivate key personnel;
▪inability to identify and integrate future acquisitions and new technologies;
▪our reliance on technological intermediaries to purchase ad inventory on behalf of customers;
▪the impact of any health epidemics, contagious outbreaks, the ongoing conflicts in Ukraine, the Middle East and tensions between China and Taiwan, and changes in the macroeconomic conditions on global markets, including inflation and interest rate volatility, the advertising industry and our results of operations, and the response by governments and other third parties;
▪unfavorable or otherwise costly outcomes of lawsuits and claims that arise from the extensive laws and regulations to which we are subject;
▪risks related to taxation matters;
▪risks related to the ownership of our Class A common stock; and
▪other important factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our final prospectus on Form 424(b) filed with the Securities and Exchange Commission (the "SEC") on May 22, 2025 (the "Prospectus") and in Part I., Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II., Item 1A. “Risk Factors” in this Form 10-Q.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties that may cause our actual results to differ materially from those projected in our forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q.
You should read this Form 10-Q and the documents that we reference in this Form 10-Q completely and with the understanding that our actual future results of operations, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by reference to these cautionary statements.
Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Therefore, you should not rely on these forward-looking statements as of any date subsequent to the date of this Form 10-Q.

Certain Definitions
As used in this Form 10-Q, unless otherwise noted or the context otherwise requires, references to:
•“AI technologies” refers to generative and predictive artificial intelligence and machine learning technologies;
•"AVOD” refers to ad-supported video on demand, a streaming video service that allows users to have access to certain on-demand programs with advertising content;
•“campaign” refers to one or more advertisements that a customer runs on our platform that has a specific budget and goal, as well as creative and audience targeting attributes;
•“CRM data” refers to information regarding our customers’ interactions and relationships with consumers that is typically contained in our customer’s relationship management software system;
•“CTV” refers to the method of delivering television content on-demand, using an internet connection as opposed to broadcast delivery of television content via cable or over-the-air;
•“consumer” refers to individuals or entities that purchase goods or services from our customers;
•“customer” refers to any marketer that uses our solutions and platform, either directly or through a third-party agency;
•“marketers” refers to any person or business that advertises or promotes a product or service;
•“Maximum Effort Marketing” refers to Maximum Effort Marketing, LLC;
•“performance marketing,” also known as direct response marketing, refers to a results-oriented strategy where marketers pay only for specific actions, such as sales leads or app installs, through paid search and social;
•“PTV” refers to a form of performance marketing where CTV is used to drive ROAS (as defined below) or other outcomes for marketers;
•“PTV Customers” refers to the aggregate number of unique customers that used our PTV platform as part of their CTV campaigns in the twelve-month period preceding the date indicated;
•“QuickFrame” refers to QuickFrame Inc., which we acquired in 2021 to enable our creative offerings in a highly scalable fashion and to provide us with a global marketplace of thousands of independent creators (such acquisition, the “QuickFrame Acquisition”);
•“ROAS” refers to return on ad spend, which is a marketing metric that divides revenue from campaign by such campaign’s cost;
•“SMBs” refers to small- and mid-sized businesses; and
•“we,” “us,” “our,” the “Company” and “MNTN” refer to MNTN, Inc., together with its consolidated subsidiaries as a combined entity.

Website Disclosure
Investors and others should note that MNTN announces material financial and operational information to its investors using press releases, SEC filings and public conference calls and webcasts, as well as its investor relations site at ir.mountain.com. MNTN may also use its website as a distribution channel of material information about the company. In addition, you may automatically receive email alerts and other information about MNTN when you enroll your email address by visiting the “Investor Email Alerts” option under the Resources tab on ir.mountain.com.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MNTN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	As of June 30, 2025	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$175,158	$82,562
Accounts receivable, net of allowance for expected credit losses of $1,705 and $1,369 at June 30, 2025 and December 31, 2024, respectively	61,738	66,900
Prepaid expenses and other current assets	18,929	8,931
Total current assets	255,825	158,393
Internal use software, net	15,239	12,446
Property and equipment, net	—	100
Intangible assets, net	14,037	15,352
Goodwill	51,903	51,903
Other assets, non-current	—	550
Total assets	$337,004	$238,744
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$69,709	$63,564
Accrued payroll and related liabilities	3,020	3,238
Short-term note payable	—	579
Convertible debt (includes $0 and $22,673 to related parties at June 30, 2025 and December 31, 2024, respectively)	—	49,670
Embedded derivative liability	—	24,931
Other current liabilities	5,352	13,264
Total current liabilities	78,081	155,246
Warrant liabilities	11,687	18,858
Other liabilities, non-current	8,317	3,351
Total liabilities	98,085	177,455
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.0001 par value: no shares authorized, issued, or outstanding at June 30, 2025; 55,504,004 shares authorized, 41,994,022 shares issued and outstanding, liquidation preference of $165,776 at December 31, 2024	—	168,888
Stockholders' equity (deficit):
Common stock, $0.0001 par value: no shares authorized, issued, or outstanding at June 30, 2025; 104,100,000 shares authorized, 14,247,476 shares issued and outstanding at December 31, 2024	—	1
Class A common stock, $0.0001 par value: 400,000,000 shares authorized, 43,579,379 shares issued and outstanding at June 30, 2025; Class B common stock, $0.0001 par value: 100,000,000 shares authorized, 28,991,483 shares issued and outstanding at June 30, 2025; no shares authorized, issued, or outstanding at December 31, 2024 for either class	7	—
Additional paid-in capital	551,135	147,255
Treasury stock	(10,025)	—
Notes receivable from employees	(177)	(173)
Accumulated deficit	(302,021)	(254,682)
Total stockholders' equity (deficit)	238,919	(107,599)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$337,004	$238,744
The accompanying notes are an integral part of these condensed consolidated financial statements.

MNTN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2025 and 2024
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$68,460	$54,821	$132,972	$98,632
Cost of revenues	15,899	16,678	35,734	31,690
Gross profit	52,561	38,143	97,238	66,942
Operating expenses:
Technology and development	10,732	7,797	20,340	15,603
Sales and marketing	24,318	19,095	45,982	36,381
General and administrative	13,137	12,871	33,608	25,533
Amortization of acquired intangibles	658	657	1,316	1,315
Total operating expenses	48,845	40,420	101,246	78,832
Operating income (loss)	3,716	(2,277)	(4,008)	(11,890)
Other (expense) income:
Interest income (expense), net	708	(1,769)	(447)	(4,712)
Other expense, net	(28,666)	(5,106)	(45,207)	(8,238)
Total other (expense) income	(27,958)	(6,875)	(45,654)	(12,950)
Loss before income tax provision	(24,242)	(9,152)	(49,662)	(24,840)
Income tax expense (benefit)	1,986	122	(2,323)	133
Net loss	$(26,228)	$(9,274)	$(47,339)	$(24,973)
Net loss attributable to common stockholders	$(26,228)	$(9,274)	$(47,339)	$(24,973)
Earnings per share:
Basic and Diluted	$(0.65)	$(0.69)	$(1.71)	$(1.86)
Weighted average shares outstanding:
Basic and Diluted	40,120,402	13,479,500	27,663,863	13,450,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

MNTN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Six Months Ended June 30, 2025 and 2024
(In thousands, except share amounts)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock(1)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Notes Receivable from Employees	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2023	41,994,022	$168,888	13,400,272	$1	$115,891	$—	$—	$(221,805)	$(105,913)
Issuance of common stock upon exercise of options	—	—	39,889	—	78	—	—	—	78
Stock-based compensation	—	—	—	—	7,803	—	—	—	7,803
Net loss	—	—	—	—	—	—	—	(15,699)	(15,699)
Balance at March 31, 2024	41,994,022	$168,888	13,440,161	$1	$123,772	$—	$—	$(237,504)	$(113,731)
Issuance of common stock upon exercise of options	—	—	77,940	—	117	—	—	—	117
Stock-based compensation	—	—	—	—	7,828	—	—	—	7,828
Net loss	—	—	—	—	—	—	—	(9,274)	(9,274)
Balance at June 30, 2024	41,994,022	$168,888	13,518,101	$1	$131,717	$—	$—	$(246,778)	$(115,060)

Balance at December 31, 2024	41,994,022	$168,888	14,247,476	$1	$147,255	$—	$(173)	$(254,682)	$(107,599)
Issuance of common stock upon exercise of options	—	—	299,640	—	744	—	—	—	744
Stock-based compensation	—	—	—	—	14,060	—	—	—	14,060
Release of shares due to loan forgiveness	—	—	1,894,054	1	—	—	—	—	1
Interest accrued on notes receivable from employees	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	(21,111)	(21,111)
Balance at March 31, 2025	41,994,022	$168,888	16,441,170	$2	$162,059	$—	$(175)	$(275,793)	$(113,907)
Conversion of redeemable convertible preferred stock to Class A common stock in connection with initial public offering	(41,994,022)	(168,888)	41,994,022	4	168,884	—	—	—	168,888
Issuance of Class A common stock in connection with initial public offering, net of underwriting discounts, commissions, and other offering costs	—	—	8,400,000	1	114,771	—	—	—	114,772
Conversion of convertible debt to Class A common stock upon initial public offering	—	—	6,056,425	—	96,902	—	—	—	96,902
Repurchase of Class A common stock due to convertible debt put option election upon initial public offering	—	—	(626,588)	—	—	(10,025)	—	—	(10,025)
Issuance of common stock upon exercise of options	—	—	305,833	—	895	—	—	—	895
Stock-based compensation	—	—	—	—	7,624	—	—	—	7,624
Interest accrued on notes receivable from employees	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	(26,228)	(26,228)
Balance at June 30, 2025	—	$—	72,570,862	$7	$551,135	$(10,025)	$(177)	$(302,021)	$238,919
(1)    Amounts combine the Company's common stock, Class A common stock, and Class B common stock. See Note 11, Capitalization, for discussion of the establishment of the Company's two classes of common stock and the reclassification of its common stock into Class A common stock in connection with the Company's initial public offering in May 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MNTN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2025 and 2024
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(47,339)	$(24,973)
Adjustments to reconcile net loss to net cash provided in operating activities:
Stock-based compensation	21,684	15,631
Change in value of embedded derivative	16,574	7,394
Change in value of warrant liabilities	(7,171)	1,158
Change in value of contingent liabilities	4,966	(329)
Change in value of convertible debt, excluding interest	4,395	—
Depreciation and amortization	4,802	3,775
Loss on extinguishment of convertible debt	26,436	—
Accretion of warrant discount on convertible debt	949	4,145
Interest accrued on convertible debt and short-term note payable	1,092	1,417
Provision for bad debts	671	898
Release of indemnification related to QuickFrame Holdback	(579)	—
Interest income from notes receivable	(144)	—
Change in operating assets and liabilities
Accounts receivable	3,320	(7,368)
Prepaid expenses and other assets	(5,955)	(1,451)
Accounts payable and accrued expenses	2,555	2,135
Accrued payroll and related liabilities	(218)	(991)
Other current liabilities	(8,451)	1,536
Net cash provided by operating activities	17,587	2,977
Cash flows from investing activities:
Issuance of short term notes receivable	(9,611)	—
Capitalized internal use software costs	(6,185)	(4,799)
Net cash used in investing activities	(15,796)	(4,799)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	125,328	—
Payments of initial public offering costs	(2,137)	—
Payments on revolving credit facility	—	(7,500)
Proceeds from revolving credit facility	—	2,500
Payments on settlement of convertible debt	(24,000)	—
Proceeds from exercises of stock options	1,639	196
Payments to repurchase and retire common stock	(10,025)	—
Net cash provided by (used in) financing activities	90,805	(4,804)
Net increase (decrease) in cash and cash equivalents	92,596	(6,626)
Cash and cash equivalents, beginning of period	82,562	54,968
Cash and cash equivalents, end of period	$175,158	$48,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

MNTN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Six Months Ended June 30, 2025 and 2024
(In thousands)
(Unaudited

	For the Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,143	$178
Cash paid (received) for income taxes	3,318	(1,371)

Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to Class A common stock upon initial public offering	$168,888	$—
Conversion of convertible debt into Class A common stock upon initial public offering	96,902	—
Reclassification of deferred offering costs to additional paid-in capital in connection with initial public offering	4,830	—
Deferred offering costs not yet paid	3,590	—
Conversion of common stock to Class A and Class B common stock upon initial public offering	2	—
Issuance of warrants in connection with convertible debt modification	—	2,418
Net settlement of employee note receivable and payable	—	484

MNTN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Business and Basis of Presentation
MNTN, Inc. (the “Company”) was formed in 2009 as a Delaware corporation. The Company is a performance TV software company focused on providing performance advertising services through a unified online advertising platform that includes segmentation tools, intelligent campaign planning, advance audience targeting, prospecting, creative ad builder, and data analytics reporting. The Company was headquartered in Culver City, California until 2021, when the headquarters were officially moved to Austin, Texas. On August 25, 2021, the Company completed the acquisition of Maximum Effort Marketing, LLC (“Maximum Effort Marketing”), a creative marketing agency primarily focused on the production of television ads. On December 30, 2021, the Company completed the acquisition of QuickFrame, Inc. (“QuickFrame”), a marketplace platform that uses a video-as-a-service solution to make video creation fast and affordable. On April 1, 2025 the Company closed a new arrangement to continue its relationship with Maximum Effort Marketing. In connection with the new arrangement, Maximum Effort Marketing will continue to provide creative services to the Company and the Company transferred its interest in Maximum Effort Marketing to an affiliate of its original owner (the "Maximum Effort Marketing Transaction").
Initial Public Offering
On May 23, 2025, the Company closed its initial public offering ("IPO"), in which 8,400,000 shares of Class A common stock were issued and sold by the Company at $16.00 per share ("IPO Price"). The Company received net proceeds of $114.8 million after deducting underwriting discounts and commissions of $9.1 million and offering costs of approximately $10.6 million. Certain of the Company's existing stockholders ("Selling Stockholders") offered and sold an additional 3,300,000 shares of the Company's Class A common stock at the IPO Price in a secondary offering, for which the Company received no proceeds and all net proceeds were received by the Selling Stockholders. In connection with the secondary offering, on May 23, 2025, the underwriters for the IPO purchased an additional 1,755,000 shares of the Company's Class A common stock pursuant to the exercise of their option in full to purchase additional shares of the Company's Class A common stock from the Selling Stockholders at the IPO Price less underwriting discounts and commissions, with all net proceeds going to the Selling Stockholders. Following the IPO, the Company has two classes of authorized common stock - Class A common stock, and Class B common stock - and one class of authorized preferred stock.
In connection with the IPO, 41,994,022 shares of redeemable convertible preferred stock automatically converted into an equal number of shares of the Company's common stock, which were then reclassified into an equal number of shares of the Company's Class A common stock. These shares, plus the previously outstanding 16,441,170 shares of the Company's common stock, for an aggregate of 58,435,192 shares, were then reclassified into an equal number of shares of the Company's Class A common stock. Thereafter, 28,991,483 shares of the Company's Class A common stock were then exchanged into an equal number of shares of the Company's Class B common stock. Additionally, the Convertible Notes converted into shares of the Company's Class A common stock, see Note 8, Convertible Debt and Warrant Liabilities.
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included for the year ended December 31, 2024, which can be found in the Company's final prospectus dated May 22, 2025, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.
On an ongoing basis, management evaluates its estimates, including those related to the valuation of common stock, contingently redeemable convertible preferred stock and warrants, embedded derivative liabilities, the recognition and disclosure of contingent liabilities, the amounts in the provision for expected credit losses, assumptions used in the Black-Scholes model to determine the fair value of stock options, determination of useful lives of internal use software, valuation of intangible assets and goodwill, valuation of and the realization of tax assets and estimates of tax liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company may engage third party valuation specialists to assist with estimates related to the valuation of its common stock, intangible assets and goodwill, contingent liabilities, warrant liabilities, convertible debt and embedded derivative liabilities. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from those estimates.
Emerging Growth Company Status
The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has not opted out of the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of information and consistent categories in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdictions. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public entities, this guidance will be effective on a prospective basis, with an option to apply it retrospectively, for annual periods beginning after December 15, 2024, with early adoption permitted. As an emerging growth company that has not opted out of the extended transition period for complying with new or revised financial accounting standards, the amendments in ASU No. 2023-09 are effective for the Company for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and notes.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disclose additional information about certain expense categories in the notes to the financial statements. This guidance may be applied retrospectively or prospectively for annual reporting periods beginning with the Company’s consolidated financial statements for the fiscal year ended December 31, 2027, and interim periods beginning with the Company’s condensed consolidated financial statements for the fiscal quarter ended March 31, 2028. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and notes.
Significant Accounting Policies
The Company's significant accounting policies are disclosed in its audited consolidated financial statements and related notes thereto included for the year ended December 31, 2024, which can be found in the Company's final prospectus dated May 22, 2025, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933. Other than the accounting policies discussed below, there have been no material changes to the Company's significant accounting policies during the six months ended June 30, 2025.
Deferred offering costs
Deferred offering costs, which consist of direct incremental legal, consulting, accounting and other fees related to the anticipated sale of the Company's common stock in the IPO, were capitalized and recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets prior to the IPO. After the IPO, all deferred offering costs were reclassified into additional paid-in capital as a reduction of proceeds, net of underwriting discount and commissions, received from the IPO on the condensed consolidated balance sheets.

2.Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders consists of the following (in thousands, except share and per share information):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss	$(26,228)	$(9,274)	$(47,339)	$(24,973)
Numerator for basic EPS – income available to common stockholders	$(26,228)	$(9,274)	$(47,339)	$(24,973)

Denominator
Denominator for basic EPS – weighted average shares	40,120,402	13,479,500	27,663,863	13,450,577
Denominator for diluted EPS – adjusted weighted average shares and assumed conversions	40,120,402	13,479,500	27,663,863	13,450,577
Basic and Diluted EPS	$(0.65)	$(0.69)	$(1.71)	$(1.86)

Anti-Dilutive Securities excluded in the calculation EPS
Stock options	7,239,225	8,468,194	7,459,159	8,336,987
Preferred stock	—	41,994,022	—	41,994,022
Warrants	534,139	3,169,825	534,134	3,389,549
Convertible debt	—	2,200,165	—	2,184,826
Total potentially dilutive shares	7,773,364	55,832,206	7,993,293	55,905,384
3.Fair Value Measurements
The Company follows the Financial Accounting Standards Board (the "FASB") ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) in accounting for fair value measurements. ASC 820 defines fair value and prescribes a framework for measuring fair value in accordance with existing generally accepted accounting principles. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value measurements are based on a fair value hierarchy, based on three levels of inputs, of which the first two are considered observable and the last unobservable, which are based on the following:
-Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
-Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted market prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
-Level 3: Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.
Observable inputs are based on market data, obtained from independent sources.
The carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate their fair value due to the short maturity of these instruments. The fair value of the Company’s short-term note payable approximates its carrying values due to the variable rate of interest and borrowing rates available to the Company with similar terms.

The Company’s financial liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	June 30, 2025	December 31, 2024
Level 1
Common stock warrants	11,687	—
Level 3
Series D warrants	—	7,882
Common stock warrants	—	10,976
Embedded derivative liabilities	—	24,931
Contingent liabilities	4,966	—
Total financial liabilities	$16,653	$43,789
The Company’s financial liabilities subject to fair value procedures were comprised of the following:
Series D warrants: These warrants were issued to noteholders in connection with the Subordinated Convertible Promissory Notes (the “Convertible Notes”) in 2023. The fair value of these warrants is estimated using the fair value of the Company’s Series D Preferred Stock adjusted for the probability that the Convertible Notes will reach maturity at each measurement date, which are unobservable inputs. The Series D warrants are recorded within warrant liabilities on the condensed consolidated balance sheets. See Note 8, Convertible Debt and Warrant Liabilities, for details of the terms and conditions of the Series D warrants.
Common stock warrants: These warrants were issued to a lender in connection with a bank loan facility extension in 2018. The fair value of these warrants is estimated using the fair value of the Company’s common stock at each measurement date, which, prior to the IPO, was an unobservable input. Subsequent to the IPO, the fair value of the Company's common stock is based on the closing price of the Company's Class A common stock on the valuation date, which is an observable input. The common stock warrants are recorded within warrant liabilities on the condensed consolidated balance sheets and were transferred from Level 3 to Level 1 on the fair value hierarchy subsequent to the IPO in May 2025. See Note 8, Convertible Debt and Warrant Liabilities, for details of the terms and conditions of the common stock warrants.
Embedded derivative liabilities: The embedded derivative liabilities represent the embedded features of the Convertible Notes issued in 2023. The Company estimates the fair value of the embedded derivative liabilities using a with-and-without model which compares the estimated fair value of the underlying instrument with the embedded features to the estimated fair value of the underlying instrument without the embedded features, with the difference representing the estimated fair value of the embedded derivative features. The with-and-without model includes significant unobservable inputs including the timing and probability weighting of potential liquidity events, discount rate, illiquidity discount, and expected volatility. Other assumptions used in the model that are not significant unobservable estimates are interest rate and risk-free rate. See Note 8, Convertible Debt and Warrant Liabilities, for details on the embedded derivative liabilities.
Contingent liabilities: The Company issued contingent consideration in connection with its 2021 acquisition of Maximum Effort Marketing. The Company estimates the fair value of its contingent liabilities using a Monte Carlo simulation model. Contingent liabilities are recorded within other non-current liabilities on the condensed consolidated balance sheets. See Note 9, Other Liabilities, for details of the terms and conditions of the contingent liabilities.
Convertible debt: On April 1, 2025, the Company and the holders of the Convertible Notes executed an Omnibus Amendment and Note Conversion Agreement (the "Note Conversion Amendment"). As the terms of the Note Conversion Amendment were determined to be substantially different than the terms of the Convertible Notes prior to the Note Conversion Amendment, the modification was accounted for as a debt extinguishment and the modified Convertible Notes were recorded on the condensed consolidated balance sheets at fair value. The Company estimates the fair value of the Convertible Notes using a scenario-based approach and unobservable inputs including the timing and probability weighting of potential liquidity events, discount for lack of marketability on securities, discount rate, interest rates, expected volatility, and dividend yields. See Note 8, Convertible Debt and Warrant Liabilities, for details on the terms and conditions of the modified Convertible Notes and the Company's election of the fair value option.
Any changes in these assumptions can change the valuation significantly. Changes in fair value are recognized within other expense, net and interest income (expense), net on the condensed consolidated statements of operations.

The following table presents a summary of the changes in fair value of the Company’s Level 3 financial instruments for the six months ended June 30, 2025 (in thousands):

	Series D Warrants	Common Stock Warrants	Embedded Derivative Liabilities	Contingent Liabilities	Convertible Debt	Total
Balance at December 31, 2024	$7,882	$10,976	$24,931	$—	$—	$43,789
Additions	—	—	—	—	119,257	119,257
Extinguishments	—	—	(41,505)	—	(124,047)	(165,552)
Change in fair value included in other expense, net	(7,882)	711	16,574	4,966	4,395	18,764
Change in fair value included in interest income (expense), net	—	—	—	—	395	395
Transfers out of Level 3	—	(11,687)	—	—	—	(11,687)
Balance at June 30, 2025	$—	$—	$—	$4,966	$—	$4,966
The range of assumptions used to calculate the fair value of the Series D Warrants, embedded derivative liabilities, contingent liabilities, and convertible debt during the six months ended June 30, 2025 were as follows:

	Series D Warrants	Embedded Derivative Liability	Contingent Liabilities	Convertible Debt
Interest rate	-	6.0%	-	6.0%
Risk-free rate	4.2%	3.9% - 4.3%	3.7%	3.9% - 4.3%
Discount rate	-	40.0%	-	40.0%
Probability weight	10.0%	1.3% - 75.0%	-	1.3% - 75.0%
Expected volatility	65.0%	65.0%	61.0%	65.0%
Expected term (years)	0.8	0.3 - 2.0	1.8	0.3 - 2.0
4.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Prepaid expenses and events	$5,498	$2,934
Creative production advances	695	1,048
Deferred offering costs	—	4,825
Income tax overpayment	2,314	18
Notes receivable	10,301	—
Other	121	106
Total	$18,929	$8,931
Notes Receivable - Maximum Effort Marketing
As part of the closing of the Maximum Effort Marketing Transaction, the Company made available to the buyer a line of credit of up to $5.0 million. The line of credit, once drawn upon, shall accrue interest on the unpaid principal amount then outstanding at a per annum rate equal to 8.00%. Payments of the outstanding principal amount and any accrued and unpaid interest shall be due and payable in cash on the Maturity Date of December 31, 2025. Amounts outstanding may be repaid to the Company at any time up to the Maturity Date. As of June 30, 2025, $5.1 million of principal and accrued interest is outstanding.

Notes Receivable - AMT Notes
In April 2025, the Company issued full recourse promissory notes and pledge agreements with four employees to facilitate alternative minimum tax liability payments for a total of $4.6 million (the "AMT Notes"). The AMT Notes accrue interest at a rate of 4.46% per annum. The notes are due upon the earliest of (i) the seven-year anniversary of the note, (ii) thirty calendar days following the date of the borrower's termination of employment with the Company, (iii) the date immediately prior to the day that the existence of the note would otherwise violate the Sarbanes-Oxley Act of 2002, (iv) immediately prior to the closing of a change in control of the Company, or (v) five calendar days following the expiration of the Company's Market Stand-off Period, which is defined as the earlier of (i) the second trading day immediately following the Company's public release of earnings for the quarter ending September 30, 2025, and (ii) 180 days after the date of the Company's final prospectus related to the IPO. As the Company filed its final prospectus on May 22, 2025, the Market Stand-off Period expires no later than November 17, 2025, and the AMT Notes will mature no later than November 22, 2025. The AMT Notes are collateralized by shares of common stock held by the employees. As of June 30, 2025, $4.7 million of principal and accrued interest is outstanding.
5.Divestiture
On February 28, 2025, the Company entered into a membership interest purchase agreement to transfer its interest in Maximum Effort Marketing to an affiliate of its original owner. The Maximum Effort Marketing Transaction closed on April 1, 2025. Maximum Effort Marketing has provided strategic brand marketing services to the Company since the acquisition in August 2021 and will continue to provide strategic creative services to the Company after the closing of the Maximum Effort Marketing Transaction through a creative services agreement. The Company determined that the carrying value of the Maximum Effort Marketing assets and liabilities met the held for sale criteria as of March 31, 2025. The fair value of the assets and liabilities being sold was greater than the carrying value as of March 31, 2025, and therefore no loss was recognized. Any gain or loss calculated on the derecognition of the assets and liabilities of Maximum Effort Marketing is the difference between the carrying amount of the derecognized assets and liabilities, and the fair value of the consideration received, net of costs to sell. The Company recorded a gain of $100 (one hundred dollars) within other expense, net on the condensed consolidated statements of operations.
Upon the closing of the Maximum Effort Marketing Transaction, the Company no longer controlled Maximum Effort Marketing and derecognized the following assets and liabilities at carrying value on April 1, 2025 (in thousands).

Accounts receivable, net	$1,171
Prepaid expenses and other assets	1,434
Other current liabilities	(2,605)
Net assets disposed	$—
The Company determined that the Maximum Effort Marketing Transaction did not represent a strategic shift and did not have a major effect on the Company’s operations or financial results and as such, did not meet the criteria for classification as discontinued operations.
6.Intangible Assets
Internal use software
Internal use software, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Internal use software	$34,217	$28,894
Less: Accumulated amortization	(18,978)	(16,448)
Internal use software, net	$15,239	$12,446
Amortization expense for internal use software, which was recorded in cost of revenues in the condensed consolidated statements of operations, was $2.0 million and $3.4 million for the three and six months ended June 30, 2025, respectively. Amortization expense for internal use software was $1.2 million and $2.4 million for the three and six months ended June 30, 2024, respectively. The carrying value of internal use software that was disposed of due to obsolescence during the three and six months ended June 30, 2025 was $0.5 million and $0.5 million, respectively. The Company did not dispose of internal use software during the three and six months ended June 30, 2024.

Intangible assets, net
Intangible assets consist primarily of acquired intangible assets assumed in prior acquisitions. The Company’s intangible assets as of June 30, 2025, and December 31, 2024 included the following (in thousands):

		June 30, 2025		December 31, 2024
	Weighted Average Amortizable Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Customer contracts	2	$—	$—	$1,900	$(1,900)
Customer relationships	10	9,400	(3,290)	9,400	(2,820)
Content creator network	2	20,300	(20,300)	20,300	(20,300)
Trademarks and trade name	10	8,500	(2,975)	8,500	(2,550)
Developed technology	5	4,200	(2,940)	4,200	(2,520)
		42,400	(29,505)	44,300	(30,090)

Intangible assets not subject to amortization
Domain names	—	1,142	—	1,142	—
		$43,542	$(29,505)	$45,442	$(30,090)
Intangible assets subject to amortization are amortized using a straight-line method over the estimated useful life. The Company recorded $0.7 million and $1.3 million of amortization associated with acquired intangibles for the three and six months ended June 30, 2025, respectively. The Company recorded $0.7 million and $1.3 million of amortization associated with acquired intangibles for the three and six months ended June 30, 2024, respectively. Customer contracts intangibles were sold during the six months ended June 30, 2025 as part of the Maximum Effort Marketing transaction, see Note 5, Divestiture.
7.Debt
Short-term note payable
The balance of the short-term note payable as of December 31, 2024 of $0.6 million represented the remaining holdback amount for recovery for indemnification claims associated with the Company's acquisition of QuickFrame in 2021. In the first quarter of 2025 the indemnification claims were settled and the remaining balance of the holdback amount was used to cover legal expenses, resulting in a remaining payable balance of $0 as of June 30, 2025.
Revolving credit facility
The Company entered into a Business Financing Agreement on December 5, 2018 (“2018 Financing Agreement”) with Western Alliance Bank, which provided for a revolving credit line (“Revolving Credit Facility”). After subsequent amendments to the 2018 Financing Agreement, with the most recent amendments occurring on April 3, 2025 and May 9, 2025, the Revolving Credit Facility provides for up to $50.0 million in aggregate principal amount of revolver borrowings with the option to request from time to time up to an additional $30.0 million in borrowings. The Revolving Credit Facility matures on May 28, 2029. Borrowings under the Revolving Credit Facility bear annual interest at a floating per annum rate equal to SOFR plus 3.00%, with a floor of 1.00%. The 2018 Financing Agreement provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, and default on certain agreements related to indebtedness. Upon the occurrence of a continuing event of default and at the option of the bank (as defined in the 2018 Financing Agreement), all of the amounts outstanding under the 2018 Financing Agreement may be declared to be immediately due and payable and any amount outstanding will bear interest at 3.00% above the interest rate otherwise applicable. The availability under the 2018 Financing Agreement for which the Company may request an advance against is the lower of the $50.0 million maximum or the calculated borrowing base of 85% of eligible receivables as defined in the 2018 Financing Agreement, less any outstanding borrowings.
Outstanding borrowings against the Revolving Credit Facility were $0 as of both June 30, 2025 and December 31, 2024. The Company had up to $47.1 million available under its financing agreement as of June 30, 2025.

Under the 2018 Financing Agreement, as amended, the Company must maintain compliance with an Adjusted Quick Ratio (defined as unrestricted cash maintained with the lender plus eligible receivables divided by the sum of outstanding loans plus accounts payable aged over 60 days from the invoice date) covenant of at least 1.35 to 1.00 if the unrestricted cash balance with the lender is less than $35.0 million and there are outstanding borrowings. Such covenant will be tested as of the last day of the most recently completed fiscal period for which financial statements have been delivered and for each fiscal period thereafter until the unrestricted cash balance is above $35.0 million and there are outstanding borrowings. The Company was in compliance with all covenants as of June 30, 2025.
8.Convertible Debt and Warrant Liabilities
Convertible Debt, Embedded Derivative Liabilities, and Series D Warrants
From January through May 11, 2023, the Company issued convertible debt, Subordinated Convertible Promissory Notes (the “Convertible Notes),” for an aggregate $47.1 million in principal amount, $21.5 million of which were issued to related parties. On May 9, 2024, the Company and the holders of the Convertible Notes executed an Omnibus Amendment to Notes and Warrants (the "2024 Amendment"). The Convertible Notes accrued interest on an annual basis at the rate of 6% per annum, and the outstanding principal amount and any unpaid accrued interest would be due and payable upon request on or after July 27, 2025. The holders of the Convertible Notes could elect to convert the Convertible Notes into shares of Series D Preferred Stock at a conversion price equal to $22.9653, with the shares issued to be calculated by dividing the outstanding principal and unpaid accrued interest by the conversion price. Voluntary conversion could be elected on or after the maturity date, upon an equity financing event in which the Company receives cash in exchange for the sale of equity securities, upon a change in control of the Company, or upon an initial public offering. In the event of either a change in control of the Company or an initial public offering occurring after December 31, 2024, but before the maturity of the Convertible Notes, the noteholders could elect for the Company to pay two and one half times (2.5x) the aggregate principal amount of such note plus all unpaid accrued interest.
In connection with the issuance of the Convertible Notes in 2023 and the 2024 Amendment, the Company also issued to each of the noteholders a warrant to purchase shares of Series D Preferred Stock for $0.01 per share (the “Series D Warrants”). Each warrant shall be exercisable for the number of shares of Series D Preferred Stock determined by dividing the principal Convertible Note amount by the Series D original issue price of $22.9653 per share. Warrants were issued for an aggregate 3,076,358 of Series D Preferred Stock, comprised of 2,050,909 warrants with the original issuance of the Convertible Notes and 1,025,449 warrants in connection with the 2024 Amendment. The warrants would not be exercisable until July 27, 2025, and would be terminated upon the earliest to occur of (a) 60 days following July 27, 2025, (b) immediately prior to the closing of an initial public offering, (c) immediately prior to the effective time of an acquisition or change in control of the Company, or (d) immediately prior to the closing of an equity financing in which the Convertible Notes convert.
The Company analyzed the embedded features of the Convertible Notes for derivative accounting considerations in accordance with ASC 815-10, Derivatives and Hedging. The embedded cash redemption features that allow the noteholders to elect to contingently receive 2.5x the aggregate principal amount of the note plus all unpaid accrued interest were determined to be embedded derivatives because the economic characteristics and risks are not clearly and closely related to the host contract, the hybrid instrument is not measured at fair value, and it allows the contract to be net settled outside of the Company’s control. Therefore, the Company bifurcated the embedded feature from the convertible notes and recorded an embedded derivative liability on the condensed consolidated balance sheets. The Company measured the fair value of the embedded derivative liability at issuance by determining the fair value in accordance with ASC 820 and re-measured the fair value at each reporting period, with any changes recorded to other expense, net as fair value adjustments.
The Series D Warrants issued were determined to be freestanding financial instruments as they are legally detachable and separately exercisable, and therefore are evaluated independently of the related Convertible Notes. The Series D Preferred Shares were contingently redeemable outside of the Company’s control and therefore, the warrants were classified as a liability on the condensed consolidated balance sheets. The Company measured the value of the warrants at the date of issuance by determining the fair value in accordance with ASC 820 and re-measures the fair value at each reporting period, with any changes recorded to other expense, net as fair value adjustments.
The Convertible Notes were originally recorded at face value upon issuance and the warrant value and embedded derivative value as a discount on the carrying value of the debt. As the terms of the 2024 Amendment were not substantially different than the terms of the Convertible Notes prior to the 2024 Amendment, the 2024 Amendment was accounted for as a debt modification. Accordingly, the fair value of the new warrants issued as part of the 2024 Amendment were treated as an incremental discount on the carrying value of debt. The Company recognized accrued interest and accretion of the warrant and embedded derivative liability discount as interest expense using the effective interest method over the life of the debt.
2025 Note Conversion Amendment
On April 1, 2025, the Company and the holders of the Convertible Notes executed an Omnibus Amendment and Note Conversion Agreement (the "Note Conversion Amendment"). The terms of the Note Conversion Amendment provided that an aggregate principal amount of $23.1 million of the Convertible Notes (plus accrued and unpaid interest) would convert into a number of shares of the Company's Class A common stock at closing of the IPO (the “First Convertible Notes Conversion”) at a ratio based on the First Conversion Price. The “First Conversion Price” was (a) with respect to the conversion of the principal amount of such Convertible Notes, an amount equal to the lesser of (x) 40.0% of the IPO Price and (y) $9.18612 and (b) with respect to the conversion of the interest on such Convertible Notes, an amount equal to the lesser of (x) the IPO Price and (y) $22.9653. In addition, the remaining Convertible Notes would, with respect to the principal amount of $24.0 million, (x) be repaid in cash, plus accrued and unpaid interest, (the “Second Conversion Repayment”) and (y) convert into a number of shares of our Class A common stock (the “Second Convertible Notes Conversion” and, together with the First Convertible Notes Conversion, the “Convertible Notes Conversions”) at a ratio based on the Second Conversion Price. The “Second Conversion Price” is the lower of (a) 66.6667% of the initial public offering price per share of Class A common stock and (b) $15.3102.
Additionally, pursuant to the terms of the Note Conversion Amendment, certain holders of the Convertible Notes converting in connection with the First Convertible Notes Conversion irrevocably elected to cause the Company to purchase an aggregate principal amount of $8.9 million of shares of Class A common stock at the lower of (a) the IPO Price and (b) $22.9653 (the “Share Purchase”).
The terms of the Note Conversion Amendment were determined to be substantially different than the terms of the Convertible Notes prior to the Note Conversion Amendment, and as such, in accordance with ASC 470, the modification was accounted for as a debt extinguishment, with the difference between the fair value of the modified Convertible Notes and the net carrying amount of the extinguished Convertible Notes, including the fair value of the embedded derivative liability on date of extinguishment, recognized as a loss on extinguishment within other expense, net on the condensed consolidated statements of operations.
As the modified Convertible Notes were treated as a new financial instrument, the Company elected to apply the fair value measurement option on the date that the Company first recognized the modified Convertible Notes on April 1, 2025. The fair value measurement option election was made to align the accounting for the modified Convertible Notes with the Company's financial reporting objectives. The Company acknowledges that its election to apply the fair value option is irrevocable. As a result of adopting the fair value option no embedded derivatives should be bifurcated from the Convertible Notes. The Company records interest expense related to these Convertible Notes as a change in fair value within interest (income) expense, net in the condensed consolidated statements of operations. Remaining changes in fair value are recorded within other expense, net in the condensed consolidated statements of operations and changes in fair value related to instrument specific credit risk are recorded in other comprehensive loss.
The following table represents a reconciliation of the carrying value of the Convertible Notes immediately prior to extinguishment, fair value of the modified Convertible Notes recorded on the condensed consolidated balance sheets as of April 1, 2025, and the resulting loss on extinguishment recorded in the period (in thousands):

Gross carrying value of Convertible Notes	$47,100
Unamortized Debt Discount	(1,685)
Accrued interest	5,901
Net carrying value of Convertible Notes prior to extinguishment	51,316
Fair value of embedded derivative liability prior to extinguishment	41,505
Total value prior to extinguishment	$92,821
Fair value of modified Convertible Notes as of April 1, 2025	$119,257
Loss on extinguishment of Convertible Notes	$(26,436)
Convertible Note Settlement
In connection with the closing of the Company's IPO on May 23, 2025, the Company settled the Convertible Notes in full with the noteholders as follows:

•3,806,425 shares of the Company's Class A common stock were issued in the First Convertible Notes Conversion for an aggregate principal amount of $23.1 million plus accrued interest of $3.2 million. 2,556,313 of the First Convertible Notes Conversion shares were issued to related parties.
•$24.0 million of principal and $3.1 million of accrued interest was paid to the noteholders in the Second Conversion Repayment. $6.8 million of the Second Conversion Repayment was paid to related parties.
•2,250,000 shares of the Company's Class A common stock were issued in the Second Convertible Notes Conversion for an aggregate principal amount of $24.0 million. 562,500 of the Second Convertible Notes Conversion shares were issued to related parties.
•626,588 shares issued in the First Convertible Notes Conversion were repurchased by the Company in the Share Purchase for $8.9 million of principal and $1.1 million of accrued interest. 88,976 of the Share Purchase were repurchased from related parties.
Immediately prior to the settlement, the Convertible Notes were marked to fair value of $124.0 million with the change in fair value recorded within other expense, net. Additionally, the Series D Warrants terminated immediately prior to the closing of the IPO and were marked to fair value of $0 with the change in fair value recorded within other expense, net. As of June 30, 2025, the Convertible Notes have no outstanding balance as all principal and accrued interest was fully settled in connection with the Company's IPO.
The Company recognized $0.4 million and $2.0 million in effective interest for the three and six months ended June 30, 2025, respectively, using an annual effective interest rate of 19.90%. The effective interest is inclusive of $0.4 million and $1.1 million of stated interest for the three and six months ended June 30, 2025, respectively, and accretion of the debt discount of $0 and $0.9 million for the three and six months ended June 30, 2025, respectively.
The Company recognized $2.2 million and $5.6 million in effective interest for the three and six months ended June 30, 2024, respectively, using an annual effective interest rate of 30.45% to 35.98% prior to the 2024 Amendment, and an annual effective interest rate of 19.90% subsequent to the 2024 Amendment. The effective interest is inclusive of $0.7 million and $1.4 million of stated interest for the three and six months ended June 30, 2024, respectively, and accretion of the debt discount of $1.5 million and $4.1 million for the three and six months ended June 30, 2024, respectively.
Common Stock Warrants
In connection with a bank loan facility extension on April 5, 2018, the Company issued a warrant to a lender to purchase 267,194 shares of common stock, along with an option for an additional 267,194 shares as a result of the Company not achieving a $4,500,000 minimum capital raise requirement by June 30, 2018. Immediately upon issuance of the warrants, all 534,388 shares were vested and exercisable at an exercise price of $0.01 per share. In the event of an acquisition in which the consideration received by the Company’s stockholders consists solely of cash and/or marketable securities (a “Cash/Public Acquisition”), and in which the fair market value of one share would be greater than the exercise price in effect, the warrants are automatically settled through a cashless exercise. In the event of a Cash/Public Acquisition where the fair market value of one share would be less than the warrant price in effect, the warrants will expire. In the event of any other acquisition, the warrant holder may require the Company to purchase the warrant for $500,000. As a result of this conditional obligation for the Company to repurchase the warrant shares, the Common Stock Warrants are classified as liabilities and carried at fair value at date of issuance with decreases or increases in fair value at each reporting date recorded within other expense, net in the condensed consolidated statements of operations. As of June 30, 2025, none of the Common Stock Warrants were exercised and all are outstanding. The Common Stock Warrants have an expiration date of April 5, 2028.

9.Other Liabilities
Other current liabilities
Other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Income taxes payable	$—	$3,412
Deferred revenue	5,316	8,966
Other	36	886
Total other current liabilities	$5,352	$13,264
Deferred revenue primarily relates to creative production services in progress. Total deferred revenue as of December 31, 2024, was $9.0 million, of which $6.9 million was recognized as revenue during the six months ended June 30, 2025. $2.6 million was sold during the six months ended June 30, 2025 as part of the Maximum Effort Marketing Transaction, see Note 5, Divestiture. Total deferred revenue as of June 30, 2025, was $5.3 million, which is expected to be recognized over the next 12 months.
Other liabilities, non-current
Other liabilities, non-current, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Income taxes payable	$3,351	$3,351
Contingent liability	4,966	—
Total other non-current liabilities	$8,317	$3,351
Contingent liability
In connection with the Maximum Effort Marketing acquisition on August 25, 2021, the Company issued contingent consideration worth up to 1,574,721 shares ("Earnout Shares"), based upon achievement of certain market conditions, which was initially valued at $1.6 million at the date of acquisition. The contingent liability is carried at fair value with decreases or increases in fair value at each reporting date recorded as other income (expense) in the condensed consolidated statements of operations. In connection with the closing of the Maximum Effort Marketing Transaction on April 1, 2025, the market conditions associated with the Earnout Shares were subsequently amended. The balance of the contingent liability included in other liabilities on the condensed consolidated balance sheets was $5.0 million as of June 30, 2025 and $0 as of December 31, 2024.
10. Commitments and Contingencies
Legal Proceedings
The Company may from time to time be party to legal or regulatory proceedings, lawsuits and other claims incident to its business activities and to its status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of its business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2025. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably. Based on the Company's knowledge as of June 30, 2025, the Company believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon its condensed consolidated financial statements.

Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of June 30, 2025 and December 31, 2024, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.
11. Capitalization
Initial Public Offering and Capital Stock
On May 23, 2025, the Company closed its IPO, in which 8,400,000 shares of Class A common stock were issued and sold at the IPO Price. The Company received net proceeds of $114.8 million after deducting underwriting discounts and commissions of $9.1 million and offering costs of approximately $10.6 million. The Selling Stockholders offered an additional 3,300,000 shares of the Company's Class A common stock at the IPO Price less underwriting discounts and commissions, in a secondary offering, for which the Company received no proceeds with all net proceeds received by the Selling Stockholders. In connection with the secondary offering, on May 23, 2025, the underwriters for the IPO purchased an additional 1,755,000 shares of the Company's Class A common stock pursuant to the exercise of their option in full to purchase additional shares of the Company's Class A common stock from the Selling Stockholders at the IPO Price less underwriting discounts and commissions, with all net proceeds going to the Selling Stockholders.
In connection with the IPO, on May 23, 2025, the Company filed an amended and restated certificate of incorporation ("Post-IPO Certificate of Incorporation"). Immediately prior to the effectiveness of the Post-IPO Certificate of Incorporation, all 41,994,022 shares of redeemable convertible preferred stock automatically converted into an equal number of shares of the Company's common stock, which were then reclassified into an equal number of shares of the Company's Class A common stock. These shares, plus the previously outstanding 16,441,170 shares of the Company's common stock, for an aggregate of 58,435,192 shares, were then reclassified into an equal number of shares of the Company's Class A common stock. Immediately following the effectiveness of the Post-IPO Certificate of Incorporation and common stock reclassification, 28,991,483 shares of the Company's Class A common stock outstanding and beneficially owned by the Company's CEO, and certain related entities, were then exchanged for an equivalent number of shares of the Company's Class B common stock. Concurrently upon closing of the IPO, the Convertible Notes converted into 5,429,837 shares of the Company's Class A common stock - see Note 8, Convertible Debt and Warrant Liabilities.
Upon the completion of the IPO and filing of the Post-IPO Certificate of Incorporation, the Company's authorized capital stock consists of 400,000,000 shares of Class A common stock, par value of $0.0001 per share, 100,000,000 shares of Class B common stock, par value of $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.
Redeemable Convertible Preferred Stock
As of June 30, 2025, there were no outstanding shares of redeemable convertible preferred stock issued and outstanding.
Undesignated Preferred Stock
As of June 30, 2025, there were no shares of preferred stock issued or outstanding. The Company’s Board of Directors is authorized to determine the rights of each offering of stock including, among other terms, dividend rights, voting rights, conversion rights, redemption prices and liquidation preferences, if any, subject to the limitations of applicable laws, regulations, and the Company’s charter.
Class A and Class B Common Stock
The rights and the holders of the Company's Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Each share of the Company's Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company's capital stock. Each share of the Company's

Class B common stock is entitled to 10 votes per share and is convertible at any time into one share of the Company's Class A common stock. The holders of Class A common stock and Class B common stock vote together as a single class, unless otherwise required by law or our Post-IPO Certificate of Incorporation.
The outstanding Class A common stock reflected in these financial statements excludes 3,119,354 shares issued via execution of partial recourse promissory notes and 1,574,721 shares issued for the Maximum Effort contingent earnout (“Earnout Shares”) that has not yet been satisfied. As the Earnout Shares are subject to unsatisfied conditions or contingencies that have been excluded from outstanding common stock and the denominator used to calculate basic earnings per share for as long as the conditions remain unsatisfied.
In May 2025, the Company's board of directors adopted the 2025 Equity Incentive Award Plan (the "2025 Plan"), which became effective in connection with the IPO. Under the 2025 Plan, 11,112,234 shares of the Company's Class A common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2025 Plan will be increased by an annual increase on the first day of each fiscal year beginning in 2026 and ending in 2035, equal to the lesser of (a) 5% of shares of the Company's common stock outstanding (on an as converted Class A common stock basis) or underlying outstanding warrants to purchase our common stock that have an exercise price of $0.10 per share or less, in each case, on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 82,898,071 shares of Class A common stock may be issued upon the exercise of incentive stock options. As of June 30, 2025, 10,409,889 shares were available for future issuance under the 2025 Plan.
In May 2025, the Company adopted the 2025 Employee Stock Purchase Plan ("ESPP"), which became effective in connection with the IPO. Under the ESPP, the maximum number of shares of the Company's Class A common stock which are authorized for sale under the ESPP is equal to the sum of (a) 1,111,234 shares of Class A common stock and (b) an annual increase on the first day of each fiscal year beginning 2025 and ending 2035, equal to the lesser of (i) 1% of the aggregate shares of all classes of our common stock outstanding (on an as converted to Class A common stock basis), on the last day of the immediately preceding fiscal year and (ii) such number of shares of Class A common stock as determined by the Company's board of directors; provided, however, no more than 15,279,470 shares of the Company's Class A common stock may be issued under the ESPP. As of June 30, 2025, 1,111,234 shares were available for future issuance under the ESPP.

12.Stock-Based Compensation
Stock-Based Compensation Expense
Total stock-based compensation expenses recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$96	$272	$330	$516
Technology and development	880	538	1,649	1,050
Sales and marketing	716	887	1,864	1,774
General and administrative	5,932	6,131	17,841	12,291
Total stock-based compensation	$7,624	$7,828	$21,684	$15,631
Stock Options Granted
For the three and six months ended June 30, 2025, the Company has granted options to employees to purchase an aggregate 707,453 and 1,945,215 shares of the Company’s common stock, respectively. The exercise prices range from $16.00 to $21.87 per share, and generally vest over four years subject to continued service requirements. Included within the grants during the three months ended June 30, 2025 were grants to the Company's chief operating officer and grants to certain individuals in connection with providing creative services of 188,728 and 201,725, respectively, which were granted upon the closing of the Company's IPO with an exercise price of the IPO price of $16.00.

The fair values of stock option awards are estimated on the grant date using the Black-Scholes option pricing model, which requires the Company to make certain assumptions including the fair value of the underlying common stock, expected term, expected volatility, risk-free interest rate, dividend yield, and derived service period, summarized as follows:
Fair Value of the Underlying Common Stock – Prior to the IPO, the Company estimated the fair value of its stock with the assistance of a third-party valuation specialist, who derived the value using a combination of market and income approach valuation models. Subsequent to the IPO, the fair value of common stock is based on the closing price of the Company's Class A common stock on grant date.
Risk-Free Interest Rate - The risk-free interest rate used is based on the implied yield in effect at the time of grant of U.S. Treasury securities with maturities similar to the expected term of the options.
Expected Term - The Company calculates the expected term of its employee options based upon the simplified method, which estimates the expected term as the average of the contractual life of the option and its vesting period.
Volatility - The expected volatility is based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market-capitalization data as the Company does not have sufficient trading history for its Class A common stock.
Dividend Yield - The dividend yield is zero as the Company has not declared or paid any dividends to date and does not currently expect to do so in the future.
Derived Service Period – For the performance options, the derived service period is the time from the service inception date to the expected date of satisfaction of the market condition. The Company estimates the derived service period with the assistance of a third-party valuation specialist, utilizing a Monte Carlo simulation representing the median of all paths to vest by tranche.
The range of assumptions that were used to calculate the grant date fair value of the Company’s stock option grants for the six months ended June 30, 2025 are as follows:

Expected dividend yield	0%
Expected stock price volatility	65.1% - 66.1%
Risk-free interest rate	3.9% - 4.4%
Expected term (years)	6.0 – 6.1
Performance Stock Options Granted
On February 13, 2025, the Company granted market-based performance stock options to the Company’s COO (“COO Performance Options”) to purchase an aggregate of 188,728 shares of the Company’s stock at an exercise price of $20.54. The options vest in seven different tranches upon the Company achieving stock price hurdles between $25.40 and $508.04 per share over a maximum term of 10 years, subject to the COO's continued service to the Company through each vesting date.
The grant date fair value of the COO Performance Options was $0.9 million, which was estimated using a Monte-Carlo simulation model using the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	60.0%
Risk-free interest rate	4.5%
The related stock-based compensation expense for the COO Performance Options is expected to be recognized on a graded-vesting basis over a derived service period of approximately seven years, but may be accelerated if the vesting criteria are fulfilled prior to the estimated performance period.
Forgiveness of Partial Recourse Promissory Notes from Early Exercises
On August 25, 2021, a related party transaction took place in which three employees, including the Company’s chief financial officer and chief operating officer, early exercised outstanding stock options (the “Early Exercises”) for a total of 2,032,429 shares of common stock. However, the exercises were paid via issuance of partial recourse promissory notes, and as a result, the Company concluded that the early exercises of the stock options will continue to be accounted for as a stock option grant until the time that the notes were repaid. The shares were considered legally issued and outstanding but were not reflected as outstanding shares on the condensed consolidated balance sheets and were excluded from the denominator of basic earnings per share. The Company continued to recognize stock-based compensation expense for these awards. Because the transaction represented an early exercise, the unvested portion was legally considered restricted stock.
On February 28, 2025, the Company forgave the outstanding principal and accrued interest associated with the partial recourse promissory notes for two employees — the Company’s chief financial officer and chief operating officer. The forgiveness of the promissory notes was treated as a repricing of the associated options’ original exercise price of $3.79 to $0.00. As a result, the Company applied modification accounting under ASC 718 and recognized incremental stock-based compensation expense of $4.8 million during the three months ended March 31, 2025. The 1,894,054 shares of common stock associated with the forgiven promissory notes for the chief financial officer and chief operating officer are reflected as outstanding shares on the condensed consolidated balance sheets and are included in the denominator of basic earnings per share as of June 30, 2025.
There is one remaining partial recourse promissory note from the Early Exercises outstanding as of June 30, 2025 associated with 138,375 shares of common stock, which continue to be excluded from outstanding shares on the condensed consolidated balance sheets and from the denominator of basic earnings per share.
Modification of Awards
The Company modified unvested options to purchase 61,526 shares of common stock and 44,289 unvested restricted stock awards on March 31, 2025 which were previously granted to certain employees. The awards were modified to accelerate the vesting, eliminating the remaining service requirement, and were deemed fully vested on March 31, 2025. The modification resulted in additional stock-based compensation expense of $0.7 million during the three months ended March 31, 2025.
13.Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items that occur during the period. These estimates are updated at each reporting period.
During the three and six months ended June 30, 2025, the Company recognized $2.0 million in income tax expense and $2.3 million in income tax benefit, respectively. The effective tax rate for the three and six months ended June 30, 2025, of (8.1)% and 4.7%, respectively, was inclusive of the federal statutory rate of 21.0% and a blended state tax rate of 6.4%, offset by decreases related to incentive stock options and change in valuation allowance. As of June 30, 2025, the Company continued to maintain a valuation allowance related to federal and state attributes which are not expected to be utilized prior to expiration.
During the three and six months ended June 30, 2024, the Company maintained a valuation allowance relating to the realization of its deferred tax assets, and therefore recognized less than $0.1 million in tax expense, representing a (0.5)% estimated annual effective tax rate. Our effective tax rate for the three and six months ended June 30, 2024, was inclusive of the federal statutory rate of 21.0% and a blended state tax rate of 3.8%, partially offset by decreases related to incentive stock options and other discrete items, and a change in valuation allowance.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. This legislation introduces several provisions affecting businesses, including the permanent extension of certain expiring elements of the Tax Cuts and Jobs Act, modifications to the international tax framework, and favorable tax treatment for certain other business provisions. The OBBBA contains multiple effective dates, with some provisions applicable beginning in 2025. The legislation does not impact the Company’s financial statements as of, or for the years ended, December 31, 2024 and 2023. The Company is currently evaluating the legislation and, at this time, is unable to estimate its financial impact on future periods. However, given the Company’s history of losses and the existence of a full valuation allowance, these legislative changes are not expected to have a material impact on the Company’s income tax position in the financial statements.
For the Company, the most significant adjustment has historically related to Section 174. The OBBBA introduces new Section 174 provisions, which permanently allows an immediate deduction for domestic research or experimental expenditures paid or incurred in taxable years beginning after December 31, 2024. All other provisions of the OBBBA are either immaterial or beneficial to the taxpayer, and the Company has no foreign tax considerations. Due to the historic full valuation allowance, while the Company is still finalizing the calculations we expect these provisions to increase the taxable loss and consistent with prior years, increase the valuation allowance.

14.Segment and Geographic Information
The Company is organized and managed as one consolidated operating and reportable segment, entirely within the United States. The Company derives its revenues from customers by providing performance advertising services through its online advertising platform as well as advertising production or creative services. The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”). The Company’s reported measure of the segment’s profit or loss is consolidated net loss reported in the condensed consolidated statements of operations. The CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s CODM does not evaluate its reportable segment using asset information. The measure of segment assets is reported on the Company’s condensed consolidated balance sheets as total assets.
15.Subsequent Events
Warrant Exercise
On July 17, 2025, all 534,388 Common Stock Warrants were exercised on a cashless basis resulting in 534,196 shares of Class A common stock issued.
Stock-Based Compensation Grants
On July 29, 2025, the Company granted 15,174 restricted stock units to a director which vest quarterly over three years subject to continued service requirements. On July 31, 2025, the Company granted options to certain employees to purchase an aggregate of 116,000 shares of the Company's common stock. The exercise price of the options is $28.16 and generally vest over four years subject to continued service requirements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations is intended to help the reader understand our Company, business, operations and present business environment and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024, and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" which can be found in the Company's final prospectus dated May 22, 2025, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. Some of the numbers included herein have been rounded for the convenience of presentation. Some of the information included in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" sections of this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
MNTN is on a mission to transform CTV into a next-generation performance marketing channel.
Our revolutionary PTV software platform allows marketers, for the first time, to combine the powerful storytelling format of TV advertising with the targeting and measurement capabilities of paid search and social advertising. Our self-serve software enables marketers to precisely target audiences and then directly tie each view to a purchase or other action. Marketers set performance goals, such as ROAS, and our algorithms continuously optimize a campaign around key metrics to drive higher performance. Since we launched our PTV platform in 2018, our company has experienced rapid growth due to the robust performance our platform delivers to our customers.
From emerging companies to large brands, marketers can easily manage CTV campaigns with minimal dedicated resources. Our self-serve platform provides a single user interface across campaign setup, audience targeting, programmatic bidding, ad serving, attribution and reporting.
Our company was founded in 2009 by Mark Douglas, a pioneer and thought leader in the performance marketing industry. We set out to help marketers target households with performance display advertisements across desktop, mobile and other devices. In 2018, we saw an opportunity in CTV, and we began developing purpose-built CTV technologies leveraging our existing audience targeting and measurement expertise. We commercially launched our PTV offering in 2018. Since the launch of our PTV offering, we have quickly advanced our key technological capabilities (e.g., data integration, algorithms, user interface, reporting, etc.).
Initial Public Offering
On May 23, 2025, we closed our initial public offering ("IPO"), in which 8,400,000 shares of our Class A common stock were issued and sold at $16.00 per share ("IPO Price"). We received net proceeds of $114.8 million after deducting underwriting discounts and commissions of $9.1 million and offering costs of approximately $10.6 million. Certain of our existing stockholders ("Selling Stockholders") offered and sold an additional 3,300,000 shares of our Class A common stock at the IPO Price in a secondary offering, for which we received no proceeds and all net proceeds were received by the Selling Stockholders. In connection with the secondary offering, on May 23, 2025, the underwriters for the IPO purchased an additional 1,755,000 shares of Class A common stock pursuant to the exercise of their option in full to purchase additional shares from the Selling Stockholders at the IPO Price less underwriting discounts and commissions, with all net proceeds going to the Selling Stockholders.
Business Model
Customers use our PTV software platform to drive performance marketing outcomes measured by ROAS. Customers set the parameters of their campaign, including budget, duration and desired performance goals, and our platform automatically executes the campaign using proprietary algorithms based on the parameters defined by our customers. Our leading PTV technology and business model help drive our ability to efficiently attract new customers to our platform, retain them, and increase their ad spend. We expect our revenue to continue to increase as CTV adoption expands and more brands increase their PTV spend.
We generate and grow our revenue primarily by driving new customers to our platform and through existing customers increasing their spend on our platform. We primarily focus on SMBs, with 97% of our customers that launched in 2025 having never advertised on TV before using our platform. Our initial focus was on mid-sized businesses, and in 2024, we began expanding our focus to small businesses.
Over the last several years, we made significant investments in our long-term growth. We invested in technology, development and operations to enhance platform features in our infrastructure, including our information technology, financial and administrative systems and controls, to support our operations, and in sales and marketing to acquire new customers and grow usage by existing customers. We believe the initial benefits of these investments were realized in our 2023 and 2024 financial results. We plan to continue to invest in the long-term growth of the company, including development of cutting-edge technology, as well as continued investment in customer acquisition and customer growth. Given the operating leverage in our business and the investments that we have made, we expect to continue to improve our Adjusted EBITDA margin in the long term as our revenue continues to scale.
Key Performance Indicator and Non-GAAP Financial Measures
In addition to the measures presented in our condensed consolidated financial statements, we use the following key performance indicator and non-GAAP financial measures to evaluate the health of our business, measure our performance, identify trends affecting our growth, formulate goals and objectives and make strategic decisions. Accordingly, we believe our key performance indicator and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. Our key performance indicator and non-GAAP financial measures are presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly titled metrics or measures presented by other companies.
PTV Customers
PTV Customers refers to the aggregate number of unique customers that use our PTV platform as part of their CTV campaigns in the twelve-month period preceding the date indicated. We believe the number of PTV Customers is an important key performance indicator for investors because it helps assess the reach of our PTV platform as well as our brand awareness.
The following table summarizes our key performance indicator for each period presented below:

	Twelve Months Ended June 30,
	2025	2024
PTV Customers	3,020	1,746
Since 2019, our PTV Customers increased from 142 to 3,020 in the twelve months ended June 30, 2025. Our PTV Customers increased 73.0% in the twelve months ended June 30, 2025 from the twelve months ended June 30, 2024. We attribute this growth to new customer acquisitions due to continued customer adoption of PTV and our continued expansion of our overall SMB footprint, including small business.
Adjusted EBITDA and Adjusted EBITDA Margin
The following table sets forth Adjusted EBITDA and Adjusted EBITDA margin for the periods set forth below and their most directly comparable GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss (in thousands)	$(26,228)	$(9,274)	$(47,339)	$(24,973)
Adjusted EBITDA (in thousands)(1)	$14,511	$7,566	$23,872	$7,651
Net loss margin	(38.3)%	(16.9)%	(35.6)%	(25.3)%
Adjusted EBITDA margin(1)	21.2%	13.8%	18.0%	7.8%
(1)See section "Non-GAAP Financial Measures" for more information and a reconciliation to the most directly comparable GAAP financial measure.
Non-GAAP Financial Measures
In this Form 10-Q, we use certain non-GAAP financial measures, including EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin. EBITDA is defined as net loss adjusted to exclude depreciation and amortization expense, interest income (expense), net and income tax expense (benefit). Adjusted EBITDA is defined as net loss adjusted to exclude depreciation and amortization expense, interest income (expense), net and income tax expense (benefit), as further adjusted to exclude stock-based compensation expense, fair value adjustments on outstanding warrants, contingent liabilities and embedded derivatives, acquisition costs including legal costs associated with prior acquisitions, legal settlements and loss on debt extinguishment, which are items that we believe are not indicative of our core operating performance. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenue.
Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of our performance, are not defined by or presented in accordance with GAAP and should not be considered in isolation or as an alternative to net loss, net loss margin or any other performance measure prepared in accordance with GAAP. Adjusted EBITDA and Adjusted EBITDA margin are presented because we believe that they provide useful supplemental information to investors, analysts, and rating agencies regarding our operating performance and our capacity to incur and service debt and are frequently used by these parties in evaluating companies in our industry. By presenting Adjusted EBITDA and Adjusted EBITDA margin, we provide a basis for comparison of our business operations between periods by excluding items that we do not believe are indicative of our core operating performance. We believe that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Additionally, management uses Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our performance because they assist us in comparing the operating performance of our business on a consistent basis between periods, as described above.
Although we use Adjusted EBITDA and Adjusted EBITDA margin as described above, Adjusted EBITDA and Adjusted EBITDA margin have significant limitations as analytical tools. Some of these limitations include:
•    such measures do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•    such measures do not reflect changes in, or cash requirements for, our working capital needs;
•    such measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•    such measures do not reflect our tax expense or the cash requirements to pay our taxes;
•    although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and
•    other companies in our industry may calculate such measures differently than we do, thereby further limiting their usefulness as comparative measures.
Due to these limitations, Adjusted EBITDA and Adjusted EBITDA margin should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA and Adjusted EBITDA margin includes adjustments for items that we believe are not indicative of our core operating performance. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period-to-period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results between periods and with the operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations. Nevertheless, because of the limitations described above, management does not view Adjusted EBITDA and Adjusted EBITDA margin in isolation and also uses other measures, such as revenue, operating loss and net loss, to measure operating performance.

The following table reconciles Adjusted EBITDA and Adjusted EBITDA margin to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(26,228)	$(9,274)	$(47,339)	$(24,973)
Interest (income) expense, net	(708)	1,769	447	4,712
Income tax expense (benefit)	1,986	122	(2,323)	133
Depreciation and amortization expense	2,658	1,916	4,802	3,775
EBITDA	(22,292)	(5,467)	(44,413)	(16,353)
Stock-based compensation expense	7,624	7,828	21,684	15,631
Fair value adjustments	2,229	5,097	18,764	8,223
Acquisition costs	514	108	1,341	150
Legal settlements	—	—	60	—
Loss on debt extinguishment	26,436	—	26,436	—
Adjusted EBITDA	$14,511	$7,566	$23,872	$7,651

Revenue	68,460	54,821	132,972	98,632
Adjusted EBITDA	14,511	7,566	23,872	7,651
Adjusted EBITDA margin	21.2%	13.8%	18.0%	7.8%
Factors Affecting Our Performance
Growth of the CTV Ad Market and Marketers Using CTV as a Performance Marketing Channel
Our growth and operating results will be impacted by the overall growth of the CTV ad market, which relies upon the continued consumer adoption of CTV and the proliferation of marketing budgets for TV. CTV has grown rapidly in recent years, and we expect that any acceleration, or deceleration, of this trend may affect demand for our platform.
Our success also depends on marketers using CTV as a performance marketing channel. As the first brand-direct performance marketing platform for TV, we believe we are defining the PTV market and are uniquely positioned to benefit from this transition. We anticipate our market opportunity will expand over time as our outcome-based platform attracts performance marketers to TV for the first time.
Ability to Acquire New Customers and Increase Sales to Existing Customers
We focus our new customer acquisition primarily on SMB companies that currently engage in performance marketing through paid search and social channels, many of whom have never advertised on TV before, as well as existing TV marketers seeking greater targeting, attribution and reporting capabilities. We also leverage relationships with agencies and other partners to bring additional marketers onto the platform. We gain new customers primarily through our direct sales and marketing efforts. The majority of our new customers come to MNTN through inbound leads. Our ability to add new customers is dependent upon our ability to reach and message future customers through our PTV platform. Our ability to add new customers is also dependent upon our ability to optimize our sales process. These efforts have led to significant growth of our PTV Customers. We believe we have significant growth opportunity as we continue to expand our overall SMB footprint, including small businesses. We are continuously focusing on driving innovation to improve the performance of our platform, the customer experience, and their success on our platform to drive increased spend.
Our success depends on our ability to achieve and maintain customers’ ROAS and other campaign goals and increase incremental usage and spend on our platform. We seek to increase our share of advertising spend from existing customers by increasing the value our platform provides them, driving larger and more frequent campaigns through our platform. We plan to continue to invest in research and development to introduce new products and features to enhance our platform and to acquire additional sources of data that further accelerate our methodologies.
Investment in Innovation
We believe our commitment to product innovation is a key driver to building and deepening relationships with our customers and fueling growth. We have in the past invested, and plan to continue to invest, substantially in our platform to maintain our market-leading position in PTV by continuing to improve our targeting, usability of data, measurement, attribution and campaign optimization capabilities, refine our algorithms and increase automation. We continuously introduce new features, functionalities and integrations to enhance our platform’s value to customers and our overall competitiveness. Our ability to successfully innovate and integrate new technologies by assessing customer needs, industry trends, and competitors’ alternatives is critical to our success.
Investment in Talent
As of June 30, 2025, we had 472 full-time team members. Hiring productive and diverse talent is a key driver of our success and we expect to continue to grow headcount as our business scales. We plan to further invest in research and development to extend our data and technology lead and to enhance our platform. We also expect to incur additional general and administrative expenses to support our growth as a publicly traded company. Our headcount may increase through direct hires or through acquisitions of companies or teams.
Seasonality
We experience seasonal fluctuations in revenue due to increased customer spend during the fourth quarter holiday season and around notable consumer viewing events. This trend is especially relevant for direct-to-consumer and e-commerce brands, many of which use our platform to advertise on TV. Fourth quarter revenue comprised 30.9% and 29.5% of our revenue for the years ended December 31, 2024 and 2023, respectively. We expect revenue to fluctuate in the future based on seasonal and event-driven factors; however, historical trends may not be indicative of future results given evolving industry dynamics, changes to consumer spending patterns, expansion of our customer base into new verticals, or potential changes to our business model.
Macroeconomic factors
Macroeconomic factors, such as increased inflation and interest rate volatility, increased tariffs, recessionary fears, financial and credit market fluctuations, actual or perceived instability in the banking industry, uncertainty with respect to the federal budget and debt ceiling and government shutdowns related thereto, changes in economic policy, global supply constraints and geopolitical developments (such as the conflicts in Ukraine, the unrest in the Middle East and tensions between China and Taiwan), have affected, and continue to have an effect, on our markets and industry. Any worsening of macroeconomic conditions in future periods could have a negative effect on our financial results.
Components of Our Results of Operations
We have one primary business activity and operate in one operating and reportable segment.
Revenue
Our revenue is primarily generated through usage-based fees from customers based on their level of ad spend on our platform. We expect our revenue to continue to increase as CTV adoption expands and more brands increase their PTV ad spend. Additionally, we generate revenue through the QuickFrame creative marketplace provided to our customers, and generated revenue through Maximum Effort Marketing's creative services prior to its divestiture on April 1, 2025.
Cost of Revenues
Cost of revenues consists primarily of hosting costs, data costs, third-party service fees, and personnel costs. Personnel-related costs included in cost of revenues include salaries, benefits, bonuses, stock-based compensation, and facility-related costs and are primarily attributable to personnel who support our platform and who design and manage the production of video ads. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue-producing platform in cost of revenues over their estimated useful lives. We allocate facility-related costs based on headcount. Although we expect that the long-term cost of revenues will remain relatively consistent as a percentage of revenues it may fluctuate from period-to-period as a result of the level and timing of costs to support our platform.
Technology and Development Expense
Technology and development expense consists of personnel-related costs (including salaries, bonuses, benefits and stock-based compensation and facility-related costs) related to the development and operation of our platform. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in internal use software, net on our consolidated balance sheets. We allocate facility-related costs based on headcount. We expect that our technology and development expense will increase in absolute dollars as our business grows and we continue to invest in optimization and feature expansion of our platform as well as technology improvements to support and drive efficiency in our operations.
Sales and Marketing Expense

Sales and marketing expense consists of personnel-related costs (including salaries, commissions, bonuses, benefits, stock-based compensation, and facility-related costs), as well as costs related to promotional activities such as online advertising, branding products and trade shows as well as fees paid to third parties for marketing and product research. We allocate facility-related costs based on headcount. Commission costs are expensed as incurred. We expect sales and marketing expenses to grow in absolute dollars as we add personnel to increase the number of customers and expand their adoption of our platform. Sales and marketing expense as a percentage of revenue may fluctuate from period-to-period based on revenue levels and the timing of our investments, which may be impacted by the revenue seasonality in our industry and business as described further above.
General and Administrative Expense
General and administrative expense consists of personnel-related costs (including salaries, bonuses, benefits, stock-based compensation and facility-related costs) related to our executive, finance and accounting, human resources and administrative departments. General and administrative expense also includes fees for third-party professional services, including consulting, legal and accounting services, merchant service fees, charitable contributions and other employee-related costs. We allocate facility-related costs based on headcount. We expect that our general and administrative expense will increase in absolute dollars as we invest in corporate infrastructure and incur additional expenses associated with our operations as a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with developing the requisite infrastructure required for sufficient internal controls.
Amortization of Acquired Intangibles
Amortization of acquired intangibles consists of the amortization expense associated with the intangible assets purchased through our prior acquisitions.
Other (Expense) Income
Interest Income (Expense), Net. Interest income (expense), net consists of interest expense incurred on our outstanding borrowings under our 2023 Convertible Notes, Revolving Credit Facility, and the short-term note payable incurred in connection with the QuickFrame Acquisition, as well as accretion of debt discount on our 2023 Convertible Notes, offset by interest income earned on our cash balances.
Other Expense, Net. Other expense, net primarily consists of non-operating gains or losses, including fair value adjustments related to outstanding warrants, embedded derivative liability, convertible debt and contingent liabilities, and gains or losses on debt extinguishment.
Income Tax Expense (Benefit)
Our income tax expense (benefit) primarily consists of U.S. federal and state income taxes, adjusted for allowable credits, deductions, and valuation allowance against deferred tax assets. Our effective tax rate is affected by tax rates in the jurisdictions in which we operate and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as share-based compensation, and changes in our valuation allowance against deferred tax assets.

Results of Operations for the Three Months Ended June 30, 2025, Compared with the Three Months Ended June 30, 2024
The following table sets forth our condensed consolidated results of operations for the periods presented:

(dollars in thousands)	Three Months Ended June 30,		Change
	2025	2024	$	%

Revenue	$68,460	$54,821	$13,639	24.9%
Cost of revenues	15,899	16,678	(779)	(4.7)%
Gross profit	52,561	38,143	14,418	37.8%
Operating expenses:
Technology and development	10,732	7,797	2,935	37.6%
Sales and marketing	24,318	19,095	5,223	27.4%
General and administrative	13,137	12,871	266	2.1%
Amortization of acquired intangibles	658	657	1	0.2%
Total operating expenses	48,845	40,420	8,425	20.8%
Operating income (loss)	3,716	(2,277)	5,993	(263.2)%
Other (expense) income:
Interest income (expense), net	708	(1,769)	2,477	(140.0)%
Other expense, net	(28,666)	(5,106)	(23,560)	461.4%
Total other (expense) income	(27,958)	(6,875)	(21,083)	306.7%
Loss before income tax provision	(24,242)	(9,152)	(15,090)	164.9%
Income tax expense (benefit)	1,986	122	1,864	1527.9%
Net loss	$(26,228)	$(9,274)	$(16,954)	182.8%
The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended June 30,
	2025	2024
Revenue	100.0%	100.0%
Cost of revenues	23.2	30.4
Gross profit	76.8	69.6
Operating expenses:
Technology and development	15.7	14.2
Sales and marketing	35.5	34.8
General and administrative	19.2	23.5
Amortization of acquired intangibles	1.0	1.2
Total operating expenses	71.3	73.7
Operating income (loss)	5.4	(4.2)
Other (expense) income:
Interest income (expense), net	1.0	(3.2)
Other expense, net	(41.9)	(9.3)
Total other (expense) income	(40.8)	(12.5)
Loss before income tax provision	(35.4)	(16.7)
Income tax expense (benefit)	2.9	0.2
Net loss	(38.3)%	(16.9)%

Revenue
Revenue increased $13.6 million, or 24.9%, to $68.5 million for the three months ended June 30, 2025, compared to $54.8 million for the three months ended June 30, 2024. The increase was due primarily to an increase of $17.7 million in revenue generated from PTV, driven by a 85% increase in active PTV customers between the periods in comparison, offset by a decrease in average spend per customers as a result of new customers acquisitions as we continued to expand our overall SMB footprint, including small businesses. This was offset by decreases in production revenues and creative revenues of $1.0 million and $3.0 million, respectively.
Cost of Revenues
Cost of revenues decreased $0.8 million, or 4.7%, to $15.9 million for the three months ended June 30, 2025, compared to $16.7 million for the three months ended June 30, 2024. The decrease was primarily due to the divestiture of Maximum Effort Marketing on April 1, 2025, which represented $2.8 million of the decrease. Offsetting the decrease was a $0.8 million increase in amortization for internal use software, primarily due to the write-down of obsolete software during the period and an increase in platform fees $0.7 million as a result of increased volume. The remaining offsetting increase was primarily due to an increase in data fees and SaaS tools for employees who support our platform.
Technology and Development Expense
Technology and development expense increased $2.9 million, or 37.6%, to $10.7 million for the three months ended June 30, 2025, compared to $7.8 million for the three months ended June 30, 2024. The increase was primarily due to an increase in personnel costs attributable to increased headcount to maintain and support further development of our platform. Technology and development headcount increased by 30% between the periods in comparison as we continued to grow our engineering team to support the growth of our product.
Sales and Marketing Expense
Sales and marketing expense increased $5.2 million, or 27.4%, to $24.3 million for the three months ended June 30, 2025, compared to $19.1 million for the three months ended June 30, 2024. This was primarily due to a planned increase in third party marketing spend of $4.9 million in order to drive customer and revenue growth, including $0.8 million in brand marketing spend, coupled with a $0.5 million increase in SaaS tools to support the growth of the business. Partially offsetting the increase was a decrease in personnel costs of $0.2 million driven by a decrease in average headcount of 6.5% period over period, slightly offset by an increase in severance costs.
General and Administrative Expense
General and administrative expense increased $0.3 million, or 2.1%, to $13.1 million for the three months ended June 30, 2025, compared to $12.9 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in credit card processing fees of $0.6 million driven by the increase in our sales volume period over period, partially offset by a $0.4 million decrease in personnel costs due to a change in average headcount period over period.
Amortization of Acquired Intangibles
Amortization of acquired intangibles remained flat at $0.7 million for both the three months ended June 30, 2025 and June 30, 2024 as there were no changes to acquired intangibles quarter-over-quarter.
Interest Income (Expense), Net
Interest income (expense), net changed favorably by $2.5 million, or 140.0%, to an income of $0.7 million for the three months ended June 30, 2025, compared to an expense of $1.8 million for the three months ended June 30, 2024. The favorable change was primarily due to a decrease in interest expense on the Convertible Notes of $1.9 million as a result of the amendments in May 2024 and April 2025, which resulted in removal of the previous unamortized discounts, and the settlement of the Convertible Notes on May 23, 2025, resulting in partial interest for the three months ended June 30, 2025. Additionally, interest income increased $0.6 million due to the increase in the interest bearing cash balance, which increased as a result of the IPO proceeds and increase in operating cash.
Other Expense, Net
Other expense, net primarily consists of fair value adjustments on our warrants, embedded derivatives, convertible debt and contingent liabilities, as well as a loss on the extinguishment of debt. Other expense, net increased by $23.6 million, or

461.4%, to $28.7 million for the three months ended June 30, 2025, compared to $5.1 million for the three months ended June 30, 2024. We recognized $4.4 million in losses due to fair value adjustments of our convertible notes carried at fair value, $5.0 million in losses due to the increase in fair value of contingent liabilities, and $0.7 million in losses due to the increase in fair value of our common stock warrants. This was offset by a $7.8 million decrease in the fair value of the Series D Warrants, which were marked to fair value immediately prior to extinguishment upon the IPO. Additionally, we recognized a $26.4 million loss on the extinguishment of the convertible notes, when they were modified on April 1, 2025.
Income Tax Expense (Benefit)
Income tax expense increased $1.9 million to $2.0 million during the three months ended June 30, 2025 from $0.1 million during the three months ended June 30, 2024. The increase was driven by an increase in the annual effective tax rate as a result of projected taxable income, primarily driven by an increase in full-year projected pre-tax book income.
Results of Operations for the Six Months Ended June 30, 2025, Compared with the Six Months Ended June 30, 2024
The following table sets forth our condensed consolidated results of operations for the periods presented:

(dollars in thousands)	Six Months Ended June 30,		Change
	2025	2024	$	%

Revenue	$132,972	$98,632	$34,340	34.8%
Cost of revenues	35,734	31,690	4,044	12.8%
Gross profit	97,238	66,942	30,296	45.3%
Operating expenses:
Technology and development	20,340	15,603	4,737	30.4%
Sales and marketing	45,982	36,381	9,601	26.4%
General and administrative	33,608	25,533	8,075	31.6%
Amortization of acquired intangibles	1,316	1,315	1	0.1%
Total operating expenses	101,246	78,832	22,414	28.4%
Operating income (loss)	(4,008)	(11,890)	7,882	(66.3)%
Other (expense) income:
Interest income (expense), net	(447)	(4,712)	4,265	(90.5)%
Other expense, net	(45,207)	(8,238)	(36,969)	448.8%
Total other (expense) income	(45,654)	(12,950)	(32,704)	252.5%
Loss before income tax provision	(49,662)	(24,840)	(24,822)	99.9%
Income tax expense (benefit)	(2,323)	133	(2,456)	(1846.6)%
Net loss	$(47,339)	$(24,973)	$(22,366)	89.6%

The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Six Months Ended June 30,
	2025	2024
Revenue	100.0%	100.0%
Cost of revenues	26.9	32.1
Gross profit	73.1	67.9
Operating expenses:
Technology and development	15.3	15.8
Sales and marketing	34.6	36.9
General and administrative	25.3	25.9
Amortization of acquired intangibles	1.0	1.3
Total operating expenses	76.1	79.9
Operating income (loss)	(3.0)	(12.1)
Other (expense) income:
Interest income (expense), net	(0.3)	(4.8)
Other expense, net	(34.0)	(8.4)
Total other (expense) income	(34.3)	(13.1)
Loss before income tax provision	(37.3)	(25.2)
Income tax expense (benefit)	(1.7)	0.1
Net loss	(35.6)%	(25.3)%
Revenue
Revenue increased $34.3 million, or 34.8%, to $133.0 million for the six months ended June 30, 2025, compared to $98.6 million for the six months ended June 30, 2024. The increase was due primarily to an increase of $36.6 million in revenue generated from PTV, driven by a 87% increase in active PTV customers between the periods in comparison, partially offset by a decrease in average spend per customer as a result of new customer acquisitions as we continue to expand our overall SMB footprint, including small businesses. This was offset by decreases in production and creative revenues of $1.0 and $1.0 million, respectively, primarily due to the divestiture of Maximum Effort Marketing on April 1, 2025.
Cost of Revenues
Cost of revenues increased $4.0 million, or 12.8%, to $35.7 million for the six months ended June 30, 2025, compared to $31.7 million for the six months ended June 30, 2024. The increase was primarily due to a $2.7 million increase in hosting fees as a result of increased processing volume driven by the development and release of new products, including bidding-related software, $1.8 million increase in platform fees driven by the increase in revenue volume, $1.0 million increase in data fees as a result of increased volume and changes to our data vendors, and a $1.0 million increase in amortization expense for internal use software. Offsetting these increases was a $2.5 million decrease in creative costs, primarily related to the divestiture of Maximum Effort Marketing on April 1, 2025.
Technology and Development Expense
Technology and development expense increased $4.7 million, or 30.4%, to $20.3 million for the six months ended June 30, 2025, compared to $15.6 million for the six months ended June 30, 2024. The increase was primarily due to a $3.7 million increase in personnel costs attributable to increased headcount to maintain and support further development of our platform. Average technology and development headcount increased by 25% between the periods in comparison as we continue to grow our engineering team to support the growth of our product. The remaining $1.0 million increase was primarily driven by investment in incremental tools and consulting fees to support the development of our platform.
Sales and Marketing Expense
Sales and marketing expense increased $9.6 million, or 26.4%, to $46.0 million for the six months ended June 30, 2025, compared to $36.4 million for the six months ended June 30, 2024. This was primarily due to an increase in third party marketing spend of $7.6 million to drive customer and overall revenue volume, including brand marketing costs. Personnel costs increased $1.0 million driven by $0.7 million increase in bonus and commission costs coupled with a $0.2 million increase in severance costs. The remaining increase of $1.0 million was primarily driven by investment in SaaS tools and other items to support the growth of the business.
General and Administrative Expense
General and administrative expense increased $8.1 million, or 31.6%, to $33.6 million for the six months ended June 30, 2025, compared to $25.5 million for the six months ended June 30, 2024. The increase was primarily due to an increase in stock-based compensation expense of $5.6 million, of which $4.6 million is related to the forgiveness of 2021 partial recourse promissory notes with executive officers that were issued to facilitate the early exercise of stock options and $0.5 million was related to the acceleration of awards to option holders. The remaining increase in stock-based compensation expense was due to the additional grants issued during the quarter. Additionally, credit card processing fees increased by $1.0 million due to the increase in revenue volume and legal costs increased $0.8 million related to transactions that occurred during the period. The remaining increase was primarily due to an increase in accounting fees and charitable contributions.
Amortization of Acquired Intangibles
Amortization of acquired intangibles remained flat at $1.3 million for both the six months ended June 30, 2025 and June 30, 2024 as there were no changes to acquired intangibles quarter-over-quarter.
Interest Expense, Net
Interest expense, net decreased $4.3 million, or 90.5%, to $0.4 million for the six months ended June 30, 2025, compared to $4.7 million for the six months ended June 30, 2024. The decrease was primarily due to a $3.5 million decrease in interest expense on the Convertible Notes as a result of the amendment in May 2024 and April 2025, which resulted in the modification and removal of the previous unamortized debt discount. Additionally, the 2023 Convertible Note was settled on May 23, 2025 in connection with the IPO, resulting in partial interest for the period. Contributing to the decrease was an increase in interest income of $0.6 million due to the increase in the interest bearing cash balance, which increased as a result of the IPO proceeds and increase in operating cash.
Other Expense, Net
Other expense, net primarily consists of fair value adjustments on our warrants, embedded derivatives, convertible debt and contingent liabilities, and a loss on extinguishment of debt. Other expense, net increased by $37.0 million, or 448.8%, to $45.2 million for the six months ended June 30, 2025, compared to $8.2 million for the six months ended June 30, 2024. We recognized $16.6 million in losses due to fair value adjustments of our embedded derivative liabilities, $5.0 million in losses due to the increase in fair value of our contingent liabilities, $4.4 million due to losses due to the increase in fair value of our convertible notes, and $0.7 million in losses due to the increase in fair value of our common stock warrants. This was offset by a $7.9 million decrease in the fair value of the Series D Warrants, which were marked to fair value immediately prior to extinguishment upon the IPO. Additionally, we recognized a $26.4 million loss on the extinguishment of the Convertible Notes when they were modified on April 1, 2025.
Income Tax Expense (Benefit)
Income tax benefit was $2.3 million for the six months ended June 30, 2024, compared to income tax expense of $0.1 million for the six months ended June 30, 2024. The fluctuation was due to an increase in the annual effective tax rate as a result of projected taxable income, primarily driven by an increase in full-year projected pretax book income.
Liquidity and Capital Resources
Overview
Since inception, we have financed operations to date primarily through cash flow from operating activities, net proceeds received from sales of equity securities and borrowings under our Revolving Credit Facility and other indebtedness. We have historically incurred losses from operations and have an accumulated deficit of $302.0 million as of June 30, 2025. As of June 30, 2025, we had cash and cash equivalents of $175.2 million, no borrowings outstanding under our Revolving Credit Facility and up to $47.1 million of borrowing capacity available thereunder.
We believe that our existing cash and cash equivalents, together with cash flow from operations and borrowings under our Revolving Credit Facility, will be sufficient to support our working capital requirements for at least the next 12 months.

We utilize Insured Cash Sweep services to reduce exposure of our cash and cash equivalents balances that exceed FDIC limits at any one financial institution. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of product development efforts and other investments to support our growth (including through acquisitions), the expansion of sales and marketing activities, and increases in general and administrative costs. To the extent our current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. In particular, the recent global macroeconomic trends have caused disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
Revolving Credit Facility
On May 9, 2025, we amended an existing Amended and Restated Business Financing Agreement (as amended from time to time, the “Revolving Credit Agreement”) with Western Alliance Bank. The Revolving Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Revolving Credit Facility”), pursuant to which we may initially incur up to $50.0 million aggregate principal amount of revolver borrowings and have the option to request from time to time up to an additional $30.0 million in borrowings. The Revolving Credit Facility matures on May 28, 2029. The amount of borrowing availability under the Revolving Credit Facility is based on our accounts receivable balance, reduced by reserves. As of June 30, 2025 and December 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility and up to $47.1 million and $30.0 million of borrowings available, respectively.
Borrowings under the Revolving Credit Facility bear interest at a floating per annum rate equal to SOFR plus 3.00%. Interest is payable on the revolving borrowings on a monthly basis.
The Revolving Credit Facility contains customary conditions to borrowings, events of default and covenants, including, without limitation, covenants that restrict our ability to sell assets, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Revolving Credit Facility also requires us to maintain compliance with an Adjusted Quick Ratio (defined as unrestricted cash maintained with the lender plus eligible receivables divided by the sum of outstanding loans plus accounts payable aged over 60 days from the invoice date) covenant at least 1.35 to 1.00 if the unrestricted cash balance with the lender is less than $35.0 million and there are outstanding borrowings. Such covenant will be tested as of the last day of the most recently completed fiscal period for which financial statements have been delivered and for each fiscal period thereafter until the unrestricted cash balance is above $35.0 million and there are outstanding borrowings. We are also required to maintain a significant amount of our depository and operating accounts with Western Alliance Bank, subject to certain exceptions. Our obligations under the Revolving Credit Facility are collateralized by a pledge of substantially all of our assets, including accounts receivable, deposit accounts, intellectual property, investment property and equipment. See Note 7 —"Debt” to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Net cash provided by operating activities	$17,587	$2,977
Net cash used in investing activities	(15,796)	(4,799)
Net cash provided by (used in) financing activities	90,805	(4,804)
Change in cash and cash equivalents	$92,596	$(6,626)

Operating Activities
Net cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Our cash flows from operating activities are primarily impacted by growth in our operations, increases or decreases in collections from our customers and related payments to third parties for ad inventory and data. Our collection and payment cycles can vary from period-to-period.
Net cash provided by operating activities was $17.6 million for the six months ended June 30, 2025, as compared to net cash provided by operating activities of $3.0 million for the six months ended June 30, 2024, an increase in cash provided of $14.6 million. This fluctuation was primarily due to a $7.9 million decrease in operating loss coupled with an increase in non-cash stock-based compensation of $6.1 million for the six months ended June 30, 2025. The net changes in working capital for both periods presented are primarily due to the timing of cash receipts from customers and payments to vendors.
Investing Activities
Net cash used in investing activities primarily consists of investments in capitalized internal use software costs to develop our technology platform and other investment activities. As our business grows, we expect our investments in our platform development to increase as needed to support our platform.
Net cash used in investing activities was $15.8 million for the six months ended June 30, 2025, as compared to $4.8 million for the six months ended June 30, 2024. Net cash used in investing activities for the six months ended June 30, 2025 was comprised of $6.2 million of capitalized internal use software costs and $9.6 million of notes receivable issued in April 2025. Net cash used in investing activities for the six months ended June 30, 2024 was primarily comprised of $4.8 million of capitalized internal use software costs.
Financing Activities
Net cash provided by financing activities consists of proceeds from the IPO, the exercise of stock options, and our Revolving Credit Facility, offset by payments of IPO costs, settlement of convertible debt, the repurchase of common stock and repayments on our Revolving Credit Facility.
Net cash provided by financing activities was $90.8 million for the six months ended June 30, 2025, which was primarily comprised of $125.3 million of proceeds from the IPO and $1.6 million proceeds from the exercise of stock options, offset by $24.0 million of payments on the settlement of the Convertible Notes and $10.0 million for the repurchase of Class A common stock for the settlement of the Convertible Notes, and $2.1 million of payments on initial public offering costs. Net cash used in financing activities was $4.8 million for the six months ended June 30, 2024, which was primarily comprised of $2.5 million of proceeds from the Revolving Credit Facility, offset by $7.5 million of payments.
Contractual Obligations and Commitments
As of June 30, 2025, we did not have any contractual financial obligations or commitments. See Notes 8 and 10 to our condensed consolidated financial statements included in this Form 10-Q.
Critical Accounting Policies and Estimates
Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates as compared to those described in our Final Prospectus dated May 22, 2025 as filed with the SEC, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”
Recently Issued Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 "Business and Basis of Presentation" to our condensed consolidated financial statements included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and inflation. All of these market risks arise in the ordinary course of business, as we do not engage in speculative trading activities. The following discussion provides additional information regarding these risks.
Foreign Currency and Exchange Risk
We currently have operations solely in the United States. All of our revenue and operating expenses are denominated in U.S. dollars, and therefore, neither our revenue nor operating expenses are currently subject to foreign currency or exchange risk.
Interest Rate Risk
Our cash and cash equivalents are held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on our Revolving Credit Facility accrues at a floating rate based on U.S. Prime rate plus a margin. We do not expect that any change in prevailing interest rates will have a material impact on our results of operations.
Impact of Inflation
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation has had a material effect on our historical results of operations and financial condition, other than its impact on the general economy. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases or other corrective measures, and our inability or failure to do so could adversely affect our business, financial condition and results of operations. This risk of cost inflation is distinct from the risk that inflation throughout the broader economy could lead to reduced ad spend and indirectly harm our business, financial condition and results of operations.
Item 4. Controls and Procedures
Inherent Limitations on Effectiveness of Controls
Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of such claims or proceedings, regardless of merit, is inherently uncertain. For a description of our legal proceedings, refer to Note 10, Commitments and Contingencies of the condensed consolidated financial statements included elsewhere in this Form 10-Q, which is incorporated herein by reference..
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Form 10-Q, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q and including our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations in our final prospectus on Form 424(b)(4) filed with the SEC on May 22, 2025, before making an investment decision related to our Class A common stock. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose some or all of your original investment.
Risks Related to Our Business and Industry
Our revenue and results of operations are highly dependent on the growth and expansion of CTV, and performance marketers using CTV, as well as the continued growth and expansion of our PTV platform. If adoption of CTV by customers develops more slowly than we expect, or performance marketing spend on CTV grows more slowly than we expect, our results of operations and growth prospects could be adversely affected.
CTV is a relatively new and rapidly evolving industry, and the success of this model of consuming TV content is critical to the success and development of our platform. The growth of the CTV industry and the level of demand and market acceptance for CTV products are subject to a high degree of uncertainty. We believe that the continued growth of streaming, and AVOD in particular, as an alternative to entertainment mediums other than TV will depend on the availability of cost-effective broadband Internet access, the quality of broadband content delivery, the quality and reliability of CTV technology, and the cost and appeal for users as compared to other sources of content. Customers, content publishers or marketers may find CTV less attractive than alternative entertainment mediums, which would adversely affect our business, results of operations, and financial condition.
Our business depends on the growth and expansion of performance marketing in the CTV medium and, in particular, the continued growth in performance marketing based spend through our PTV platform. If marketers choose to dedicate budgets to alternative marketing channels such as paid search or paid social, or reduce their overall performance marketing spending, our revenue and results of operations will be directly affected. In addition, various macro factors could cause customers to reduce their marketing budgets. See the risk factor titled “Our revenue and results of operations are highly dependent on the overall demand for advertising. Factors that affect the level of demand, and resulting amount of spend on general advertising, and to a lesser extent digital advertising, such as a change in macroeconomic conditions and geopolitical regional conflicts, can make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.”
Furthermore, the success of our efforts to advance new services for increased advertising automation will depend upon adoption of our platform by customers in lieu of their traditional methods of order placement. It is difficult to predict adoption rates, demand for our platform, the future growth rate and size of the digital advertising solutions market or the entry of competitive solutions.
Growth in the performance marketing market using CTV is dependent on a number of factors, including the pace of cord-cutting (the replacement of traditional TV for CTV streaming), the continued proliferation of digital content and CTV providers, the continued movement from subscription-based models to advertising-based models and the rate of shift of performance marketing dollars from traditional performance marketing channels, and of brand advertising dollars from traditional TV advertising channels, each to performance marketing using CTV. If the market for performance ad-supported CTV develops more slowly than we expect or fails to develop as a result of these or other factors, our results of operations and growth prospects could be adversely affected.
Any expansion of the market for digital advertising solutions more generally depends on a number of factors, including social and regulatory acceptance, the growth of the overall digital advertising market and the growth of specific sectors including social, mobile, video, and out-of-home as well as the actual or perceived technological viability, quality, cost, performance and value associated with emerging digital advertising solutions. If digital marketing does not develop in the manner we expect, our business and financial condition could be adversely affected.
If we fail to attract new customers, or if our existing customers do not expand their usage of our platform, our growth will suffer.
In order to grow the usage of our platform, we need to attract new customers, and expand our relationships with existing customers. We must continue to develop new and improve our current technology to compete effectively, and customers have not always embraced our offerings, or updates thereto, due to various factors. Although we believe we strive to provide superior attribution and performance when compared to our competitors, certain customers may place technological or financial demands that we are unable to meet. These and other factors may make it difficult for us to attract new customers, or increase our business with our existing customers, causing some customers to reduce their spending with us, or cause us to increase our costs of doing business, adversely affecting our business, results of operations, and financial condition.
As CTV continues its rapid adoption by consumers, we will seek to attract ad spend from new customers to support our continued growth. Additionally, as marketers increase their existing CTV spend and diversify their advertising budgets, we will seek to grow current levels of utilization with our existing customers to support our continued growth. However, if we are not able to attract ad spend from marketers increasing their existing CTV spend or diversifying their marketing to CTV, it will be difficult for us to sustain continued growth which may have an adverse effect on our business, results of operations, and financial condition.
In addition, our revenue growth may also depend on our ability to grow adoption of our platform by top national and global brands that often have existing agencies they use for marketing services. These brands have considerable marketing budgets but may be unwilling to abandon their existing relationships with agencies in order to adopt our self-serve, brand-direct platform. Furthermore, our revenue growth may depend on our ability to extend our platform into adjacent channels and markets. We believe that these opportunities present a significant opportunity for long-term growth as technological advancements further disrupt CTV and performance marketing, and our inability to extend our platform to top national and global brands or expand internationally could impact our growth and adversely affect our business, results of operations, and financial condition.
If we are not able to achieve our customers’ ROAS and other campaign goals, customers may reduce their overall ad spend.
Our success depends on our ability to achieve and maintain customers’ ROAS and other campaign goals and increase incremental usage on our platform. If we are not able to achieve our customers’ ROAS and other specific campaign goals, customers may reduce their overall advertising budgets and ad spend. Our platform allows customers to control specific targets and goals, which could impact the ROAS and other campaign goals a particular customer achieves. If a customer sets a goal that is unattainable due to circumstances beyond our control, and we do not achieve that ROAS or other campaign goals, customers may reduce their usage of our platform. Additionally, if we overestimate future usage, we may incur additional expenses in adding infrastructure without a commensurate increase in revenue. These factors could adversely affect our business, results of operations, and financial condition.
A limited number of customers account for a significant portion of our revenue.
While no customer accounted for more than 10% of our revenue for the year ended December 31, 2024 and the six months ended June 30, 2025, our top ten customers collectively accounted for approximately 18% and 17%, respectively, of our revenue for the same periods. We expect to continue to generate a significant portion of our revenue from these customers for the foreseeable future. At present, almost all of our customers are not subject to committed contracts with us. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. If any of our significant customers were to reduce or cease their usage of our platform, it may have an outsized effect on our revenue, thereby adversely affecting our business, results of operation, and financial condition.

We are also subject to the risk that any of our significant customers will experience financial difficulties that may prevent them from making payments to us on a timely basis or at all, which may have an outsized adverse effect on our business, results of operations, and financial condition.
Our revenue and results of operations are highly dependent on our ability to effectively deliver our creative solutions to our customers and our customers to adopt them. Moreover, our creative solutions may not yield our intended or our customers’ desired results.
We have invested significant resources in our creative solutions and cannot be certain that our investment in developing our creative solutions will be adopted by customers. We offer creative solutions to our customers to reduce the friction of advertising on TV and to provide an option for customers to create and refresh ads quickly and cost effectively to increase their ROAS. These offerings include allowing customers (i) to bundle creative services in exchange for annual contracts with minimum spend requirements, (ii) to obtain creative based on certain spend thresholds, or (iii) to otherwise receive our creative solutions. However, our creative services may not ultimately reduce the friction of being able to advertise on TV, be quicker or more cost effective than other solutions, or increase ROAS for customers. We may not be able to accurately predict customer demand for our creative solutions or the level of usage of our creative solutions. Further, we may not be able to generate enough revenue to offset our cost of the creative solutions, or may generate too much demand for our creative solutions, either of which may negatively impact our business, results of operations and financial condition. Any failure among our customers to adopt our creative solutions, whether due to customers losing confidence in the value or effectiveness of such solutions, customers being unwilling to leave their existing creative agencies and switch over to our creative solutions, or other causes, could impact our growth and adversely affect our business, results of operations, and financial condition.
Our revenue and results of operations are highly dependent on the overall demand for advertising. Factors that affect the level of demand, and resulting amount of spend on general advertising, and to a lesser extent digital advertising, such as a change in macroeconomic conditions and geopolitical regional conflicts, can make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.
Our revenue and results of operations are highly dependent on the overall demand for advertising and on the economic health of our current and prospective marketers. Ad spend is closely tied to marketers’ financial performance and a downturn, either generally or in one or more of the industries in which our customers operate, could adversely impact the general advertising market. Various events beyond our control could cause marketers to reduce their advertising budgets or slow the growth of their ad spending, such as health epidemics, geopolitical events, including the conflicts in Ukraine and the Middle East and tensions between China and Taiwan, and global macroeconomic factors like labor shortages, inflation, interest rate volatility, changes in foreign currency exchange rates, instability in the global financial system, supply chain disruptions, increased tariffs and other trade barriers, other adverse economic conditions and general uncertainty about economic recovery or growth, instability in political or market conditions generally, and any changes in tax treatment of advertising expenses and the deductibility thereof. While these factors are less likely to have a pronounced effect on the effect of digital advertising performance and spend, they may nonetheless have a material adverse impact on our operating results. Reductions in overall ad spend as a result of these factors could make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.
For example, as a result of the COVID-19 pandemic and associated economic challenges, our business and the operations of our sellers of advertising inventory and our customers, particularly within certain categories of advertising, such as the travel industry, were impacted by the pandemic and stay-at-home orders, which reduced advertising budgets and overall ad-spend through our platform in the second quarter of 2020 and for the year ended December 31, 2020, and in September 2020 we made the decision to operate as an entirely remote company. We believe that our team members have been able to work productively in an entirely remote environment and have continued to remain all-remote. The degree to which geopolitical conflicts and recent global macroeconomic conditions, including interest rate volatility, inflation, uncertainty with respect to the federal budget and debt ceiling and governmental shutdowns related thereto, and actual or perceived instability in the banking industry, impact our results will depend on future developments, which are highly uncertain and cannot be predicted. Any worsening of global macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict. In addition, continued inflation could result in an increase in our cost base relative to our revenue.
Additional or unforeseen effects from health pandemics and epidemics, geopolitical events and changes in global macroeconomic conditions may adversely affect our business, operating results and financial condition.
Our results of operations may fluctuate significantly and may not meet our expectations or those of securities analysts and investors.

Our results of operations have fluctuated in the past and are likely to continue to fluctuate in the future from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, because our business is evolving, our historical results of operations may be of limited utility in assessing our future prospects. In addition to the other risk factors discussed in this section, factors that can cause our results of operations to fluctuate include:
•seasonality in demand for digital advertising among our customers that market to consumers or are e-commerce customers, as many such customers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday spending, and advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory;
•changes in pricing of advertising inventory, changes in supply, improvements in technology and extension of automation to higher-value inventory, uncertainty regarding rate of adoption, changes in the allocation of spend by customers, changes in revenue mix, auction dynamics, or negotiations with customers and potential customers and other factors;
•diversification of our revenue mix to include new customers and solutions;
•the addition or loss of customers or sellers of advertising inventory;
•general economic conditions and the economic health of our current and prospective customers and sellers of advertising inventory;
•changes in the advertising strategies or budgets or financial condition of customers;
•the performance of our technology and the cost, timeliness, and results of our technology innovation efforts;
•marketing technology and digital media industry conditions and the overall demand for advertising, or changes and uncertainty in the regulatory environment for us or current or prospective customers or sellers of advertising inventory, including with respect to privacy regulation;
•the introduction of new technologies or service offerings by our competitors and market acceptance of such technologies or services;
•changes to the use of tracking pixels, which are snippets of code that are loaded when a user visits a website or opens an email (“pixels”), throughout the industry;
•our level of expenses, including investment required to support our technology development, scale our technology infrastructure and business expansion efforts, including hiring, acquisitions or expenses related to litigation;
•the impact of changes in our stock price on valuation of stock-based compensation or other instruments that are marked to market;
•the effectiveness of our financial, information technology and data privacy infrastructure and controls;
•geopolitical and social factors, such as inflation or future public health threats, concerns regarding negative, unstable or changing economic conditions in the countries and regions where we operate, global and regional recessions, political instability, and trade disputes;
•foreign exchange rate fluctuations; and
•changes in accounting policies and principles and the significant judgments and estimates made by management in the application of these policies and principles.
Any one or more of the factors above may result in significant fluctuations in our results of operations. You should not rely on our past results as an indicator of our future performance.
Because many of our expenses are based upon forecasted demand and may be difficult to reduce in the short-term, volatility in quarterly revenue could cause significant variations in quarterly results of operations. We may not forecast our revenue or expenses accurately, causing our results of operations to diverge from our estimates or the expectations of securities analysts, and investors. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our Class A common stock could fall, and we could face costly litigation, including securities class action lawsuits.
Seasonal fluctuations in the demand for the products of our consumer-facing and e-commerce customers could adversely affect our business, results of operations, or financial condition.
Our revenue may vary from quarter to quarter due to the seasonal nature of demand for many of our customers’ products or services that market to consumers and e-commerce customers. For example, digital marketers that market to consumers or market e-commerce products or services tend to devote a large portion of their budgets to campaigns in the fourth quarter of the year, to coincide with consumer holiday spending, and then have a significantly smaller advertising budget in the first calendar quarter. Seasonality in the fourth quarter of the calendar year has translated to our highest levels of platform activity and spend as fourth quarter revenue comprised 30.9% and 29.5% of our revenue for the year ended December 31, 2024 and 2023, respectively.
Moreover, pricing of digital ad impressions that address these consumer markets in the fourth quarter is likely to be higher due to increased demand, and high-visibility events such as the Super Bowl and the FIFA Club World Cup, may cause fluctuations in ad spend and correspondingly, our revenue. We expect revenue to fluctuate in the future based on seasonal and event-driven factors described above, which could have a material adverse effect on our business, results of operations and financial condition.
Our short operating history in PTV services makes it difficult to evaluate our business and prospects and may increase the risk associated with your investment.
We operate in an evolving industry with ever-changing customer needs, and, as a result, our business has evolved over time such that our operating history makes it difficult to evaluate our business and future prospects. Our PTV offering has only been in place since 2018, and as such the short operating history with PTV as our primary driver of revenue may not be indicative of future revenues or our future business. Although we have experienced substantial revenue growth, we may not be able to sustain this growth rate, current revenue levels or profitability. Moreover, we expect to face challenges, risks, and difficulties frequently experienced by growing companies in rapidly developing industries, including those relating to:
•innovating and developing new solutions that are adopted by and meet the needs of customers;
•further developing and maintaining our reputation for innovation and solutions that meet the needs of our customers;
•developing, maintaining, and expanding relationships with new and existing customers;
•distinguishing ourselves from competitors that offer alternative advertising solutions and distinguishing ourselves from new competitors in the PTV industry;
•responding to evolving industry standards and government regulations that impact our business, particularly in the areas of data protection and consumer privacy;
•preventing or otherwise mitigating failures or breaches of privacy or security;
•competing against companies in other advertising channels with a larger customer base or greater financial or technical resources;
•managing expenses as we invest in our infrastructure and technology to scale our business and operate as a public company; and
•recruiting, integrating, and retaining qualified and motivated employees, who we refer to as team members, particularly engineers.
If we are not successful in addressing these and other issues, our business may suffer, our revenue may decline and we may not be able to achieve further growth or sustain profitability.
If we do not manage our growth effectively, the quality of our platform may suffer, and our business, results of operations, and financial condition may be adversely affected.
The continued growth in our business may place demands on our infrastructure and our operational, managerial, administrative, and financial resources. Our success will depend on the ability of our management to manage growth effectively. Among other things, this will require us at various times to:
•strategically invest in the development and enhancement of our platform, including extending our platform into adjacent channels and international markets;
•strategically invest in the development and enhancement of our multiple creative solutions;
•strategically invest to acquire new customers, and increase our share of existing customers’ digital ad spend;
•improve coordination among our engineering, product, operations, and other support organizations;
•manage multiple relationships with various partners, customers, and other third parties;
•develop our operating, administrative, legal, financial, and accounting systems and controls; and

•recruit, hire, train, and retain team members.
If we do not manage our growth well, the efficacy and performance of our platform may suffer, which could harm our reputation and reduce demand for our platform. Failure to manage future growth effectively could harm our business and have an adverse effect on our business, results of operations, and financial condition.
Our sales and marketing efforts may require significant investments and, in certain cases and as we expand into new markets, involve long sales cycles, and may not yield the results we seek.
Our sales and marketing teams educate prospective customers about the use, technical capabilities, and benefits of our platform. Our sales cycle, from initial contact to execution and implementation, may take significant time with certain customers, and may be extended as we extend our platform to attract national and global brands (which are more likely to have established relationships with marketing agencies that serve as a barrier to adoption of our self-serve, brand-direct platform), into adjacent channels and markets. We are often required to explain how our platform can achieve the targeted ROAS or other specific campaign goals for a customer. We may spend substantial time and resources prospecting for new business (including national and global brands and in new markets) or responding to requests for proposals from potential customers, and it may not result in revenue. Following execution and implementation, ongoing sales cycles and account management may take significant time as we attempt to develop software solutions for national and global brands and as we seek to develop our international presence. We may not succeed in attracting new customers (including national and global brands, and in new markets) despite our significant investment in our business development, sales and marketing organizations, and it is difficult to predict when new customers will begin generating revenue through our platform, and the extent of that revenue. We may not succeed in forming relationships with national or global brands, or expanding relationships with existing customers (including in new markets), despite our significant investment in our sales, account management, and marketing organizations, and it is difficult to predict when additional solutions will generate revenue, and the extent of that revenue.
Our product development and innovation efforts may be inefficient or ineffective, which may impair our ability to attract customers. If we fail to make the right investment decisions in our platform, or if we fail to innovate and develop new solutions that are adopted by customers, we may not attract and retain customers, which could have an adverse effect on our business, results of operations, and financial condition.
We need to continuously update our platform and the technology we invest in and develop, including our proprietary algorithms, in order to attract customers and keep ahead of changes in technology, and evolving industry standards and regulatory requirements. Our future success will depend in part upon our ability to enhance our existing platform and to develop and introduce new solutions in a timely manner with features that meet evolving customer and market requirements. To be able to enhance our platform and to develop and introduce new solutions, we will depend on our ability to recruit, train, motivate, and retain key technology and engineering personnel. We are a software-driven company and the innovation and delivery of complex technology at massive scale upon which our success depends are technological and engineering problems. It is imperative that we have highly skilled engineers and engineering management, mathematicians, and computer scientists, and appropriately qualified personnel can be difficult to recruit and retain.
Additionally, our technology is complex and can require a significant investment of time and resources to develop, test, introduce, and enhance. These activities can take longer than we expect, and we may not make the right decisions regarding these investments. We schedule and prioritize our development efforts according to a variety of factors, including our perceptions of market trends, customer requirements, and resource availability; however, we may encounter unanticipated difficulties that require us to re-direct or scale back our efforts and we may need to modify our plans in response to changes in customer requirements, market demands, resource availability, regulatory requirements, or other factors. If development of our platform becomes significantly more expensive due to changes in regulatory requirements, industry practices, competition for team members, or other factors, we may find ourselves at a disadvantage to larger competitors with more resources to devote to development. In addition, new demands from customers, superior offerings by competitors, changes in technology, new industry standards or regulatory requirements could render our platform less effective and require us to make unanticipated changes to our platform or business model. These factors place significant demands upon our engineering organization, require complex planning, and can result in acceleration of some initiatives and delay of others. To the extent we do not manage our development efforts efficiently and effectively, we may fail to produce services that respond appropriately to the needs of customers, and competitors may more successfully develop responsive offerings. If our platform is not competitive, customers can be expected to shift their business to competitors. Customers may also resist adopting our new solutions for various reasons, including reluctance to disrupt existing relationships and business practices.
We generally do not have fixed commitments with customers or sellers of advertising inventory. If customers or sellers of advertising inventory representing a significant portion of the demand or inventory in our marketplace decide to materially reduce the use of our platform, we could experience an immediate and significant decline in our revenue and profitability and harm to our business.
Generally, our customers are not obligated to provide us with any minimum volumes of business, may do business with our competitors as well as with us, may reduce or cancel their business with us, and may bypass us and transact directly with sellers of advertising inventory or through other intermediaries that compete with us. Accordingly, our business is highly vulnerable to changes in the global macroeconomic environment, price competition, and development of new or more compelling offerings by our competitors, which could reduce business generally or motivate customers or sellers of advertising inventory to migrate to competitors’ offerings.
Sellers of advertising inventory and customers may allocate their advertising inventory or demand to our competitors who provide advertising demand and supply to them on more favorable terms or whose offerings are considered more beneficial. Supply of advertising inventory is also limited for some sellers of advertising inventory, such as special sites or new technologies, and sellers of advertising inventory may request higher prices, fixed price arrangements or guarantees that we cannot provide as effectively as our competitors, or that would reduce the profitability of that business. In addition, sellers of advertising inventory sometimes place significant restrictions on the sale of their advertising inventory, such as strict security requirements, limitations on data sharing, prohibitions on ads from specific customers or specific industries, and restrictions on the use of specified creative content or format. Customers, in turn, may also prohibit the purchase of advertising inventory from specific sellers of advertising inventory or more generally from sellers of advertising inventory based on the nature of the content on their network, and are free to direct their spend to us or one or more of our competitors, and increasingly are seeking price concessions, rebates, or other consideration to direct more spend towards us.
We serve many customers, but certain large customers have accounted for and will continue to account for a disproportionate share of business transacted through our platform. See the risk factor titled "A limited number of customers account for a significant portion of our revenue." If a customer or group of customers representing a significant portion of the demand in our marketplace, or a seller or group of sellers representing a significant portion of the inventory in our marketplace decides to materially reduce use of our platform, it could cause an immediate and significant decline in our revenue and profitability and harm to our business. In addition, loss of substantial inventory or demand could degrade our marketplace. Loss of important unique inventory could reduce fees from demand that cannot be shifted to other sellers of advertising inventory and make it harder to differentiate ourselves from our competitors. The number of large customers and sellers of advertising inventory in the market is finite, and it could be difficult for us to replace the losses from any customers or sellers of advertising inventory whose relationships with us diminish or terminate. Additionally, if we overestimate future usage, we may incur additional expenses in adding infrastructure without a commensurate increase in revenue, which would harm our profitability and other results of operations.
Because of these factors, we seek to expand and diversify our customer relationships. Additionally, as part of our strategy to increase the volume of advertising inventory on our exchange, we are continuing relationships with aggregators of inventory and with large sources of supply that have their own monetization capabilities but also allow third parties to connect to their exchanges and bid on their inventory. These relationships represent additional risks in terms of inventory quality, transaction discrepancies, and collections, and may be less profitable because we may be required to compensate these partners or share the fees available for intermediaries in these transactions, and may incur higher serving costs relative to revenue.
As part of our creative solutions, we intend to enter into contracts with customers that provide for minimum spend obligations and have a fixed term. We may not be successful in generating interest in and adoption of creative solutions among new and existing customers.
Our platform could be susceptible to errors, defects, or unintended performance problems that could adversely affect our business, results of operations, and financial condition.
We depend upon the sustained and uninterrupted performance of our platform to operate our business. Software bugs, faulty algorithms, technical or infrastructure problems, or system updates could lead to an inability to process data to place ads or price inventory effectively, or cause ads to display improperly or be placed in proximity to inappropriate content, which could adversely affect our business, results of operations, and financial condition. These risks are compounded by the complexity of our technology and the large amounts of data we utilize. Because our software is complex, undetected material defects, errors and failures may occur. Despite testing, errors or bugs in our software may not be found until the software is in our live operating environment. Errors or failures in our platform, even if caused by the implementation of changes by customers or partners to their systems, could also result in negative publicity, damage to our reputation, loss of or delay in market acceptance of our platform, increased costs or loss of revenue, or loss of competitive position. In such an event, we may be required or choose to expend additional resources to help mitigate any problems resulting from defects, errors and failures in our software. As a result, defects or errors in our products or services could harm our reputation, result in significant costs to us, impair the ability of customers to purchase inventory and impair our ability to fulfill obligations with customers and partners. Any significant interruptions could adversely affect our business, results of operations, and financial condition.
We are subject to laws, regulations and industry requirements related to data privacy, data protection, information security, and consumer protection across different markets where we conduct our business, including in the United States, and such laws, regulations, and industry requirements are constantly evolving and changing. Developments in and/or our actual or perceived failure to comply with such obligations could have an adverse effect on our ability to collect, use and disclose data, our business, results of operations, and/or financial condition.
We receive, store, and process data about or related to consumers in addition to data about or related to our customers, team members, and services providers. Our handling of this data is subject to a variety of federal, state, and foreign laws and regulations and is subject to regulation by various government authorities. Our data handling also is subject to contractual obligations and certain industry standards. In general, there is no guarantee that regulators or consumers will agree with our approach to compliance and any actual, or perceived failure, to comply with applicable laws, regulations or requirements, may adversely affect our business.
Various state, federal and foreign governments have adopted or proposed limitations on the collection, distribution, use, storage, and processing of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. If we fail to comply with any such laws or regulations, we may be subject to enforcement actions that may not only expose us to litigation, fines, and civil and/or criminal penalties, but also require us to change our business practices as well as have an adverse effect on our business, results of operations, and financial condition.
The regulatory framework for data privacy issues worldwide is continually evolving and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use, collection, or other processing of data and manner in which we conduct our business. Restrictions could be placed upon the collection, management, aggregation, and use of data, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may collect, use or disclose data. In particular, interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices (sometimes referred to as behavioral advertising or personalized advertising), such as cross-device data collection and aggregation, steps taken to de-identify personal data, and to use and distribute the resulting data, including for purposes of personalization and the targeting of ads, have come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies across multiple jurisdictions, including the United States, with a focus on consumer protection and data privacy. Much of this scrutiny has focused on the use of cookies and similar technologies that collect data about Internet users’ online browsing activity on web browsers, mobile devices, and other devices, to associate such data with user or device identifiers or de-identified identities across devices and channels. In addition, providers of Internet browsers have engaged in, or announced plans to continue or expand, efforts to provide increased visibility into, and certain controls over, cookies and similar technologies and the data collected using such technologies (including sharing of such data). Because we, and our customers, rely upon collecting large volumes of data through such technologies (other than cookies), it is possible that these efforts may have a substantial impact on our ability to collect and use data from Internet users, and it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect, the method of collection, and how we use and share that data to provide our services.
In the United States, the U.S. Congress and state legislatures, along with federal and state regulatory authorities have recently increased their attention on matters concerning the collection and use of consumer data, including for advertising related purposes. Many authorities have started to require companies to provide an “opt-out” for certain types of advertising. If such authorities start to require “opt-in” consent prior to the collection, use or disclosure of data, or adopt other more restrictive requirements, less data would be available, and the cost of data would be higher. This could impact our business and those of our customers and business partners.
Certain states have adopted new or modified privacy and security laws and regulations that apply and may apply to our business. For example, the California Consumer Privacy Act and related regulations (“CCPA”) became operative in 2020, creating individual privacy rights for California residents and increasing the privacy and security obligations of businesses handling personal information. The CCPA generally requires covered businesses to, among other things, provide disclosures to California consumers and afford California consumers abilities to opt-out of certain sales of personal information (a concept that is defined broadly), certain uses and disclosures of sensitive personal information, and the sharing of personal information for cross-context behavioral advertising. The CCPA is enforceable by the California Attorney General and an additional enforcement bureau, the California Privacy Protection Agency. The California Privacy Protection Agency is continuously amending the CCPA regulations, building upon the requirements in the CCPA, including with respect to automated decision-making, risk assessment, and cybersecurity audits. In the event of an actual or perceived violation of the CCPA, these regulators could seek severe statutory damages, injunctive relief or agreed settlements providing for ongoing audit and reporting requirements. There is also a private right of action relating to certain data security incidents. We cannot yet fully predict the impact of the CCPA or subsequent guidance on our business or operations, however, the effects are potentially significant, especially for companies that provide services like ours, and could have an adverse effect on our business, results of operations, and financial condition. The CCPA has required and will likely continue to require us to modify our data collection or processing practices and policies or our business model and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
Following the passage of the CCPA, over a third of other states across the country have passed their own comprehensive consumer privacy laws, with even more states considering their own such laws, which creates a patchwork of overlapping but different state laws. These laws are similar to the CCPA, but also differ in a variety of ways, such as by requiring opt-in consent for the collection of sensitive personal information in some states. Laws relating to specific privacy and consumer protection issues have been passed and are continuing to be considered in other states, including laws governing the collection and use of personal information (including for advertising) about children and teenagers or consumer health information, and laws relating to the use of AI. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of personal information related to individuals for marketing purposes. At various points, different versions of comprehensive federal privacy bills have been proposed as well. Such legislation would add additional complexity, and may add variation in requirements, restrictions, and potential legal risk, require additional investment in resources to compliance and cybersecurity programs, could impact strategies and availability of previously useful data, could result in increased compliance costs and/or changes in business practices, and could have a material adverse effect on our business, financial condition, and operating results.
Additionally, governmental agencies like the FTC have adopted, or are considering adopting, regulations concerning personal data and data security. For example, the FTC has adopted updates to existing regulations governing collection of data from children online, has proposed updates to existing regulations related to “commercial surveillance” generally, and has increased its focus on data privacy and security practices at digital companies, as evidenced by enforcement actions against companies regarding their alleged disclosure of sensitive data, including web browsing data or location data, to third-parties for advertising purposes, and by obtaining twenty-year consent decrees mandating enhanced and specific requirements for information security management programs and the handling of consumer information.
Further, if we expand our business outside the United States into the European Union (“EU”) and/or the United Kingdom (“UK”), other laws will become applicable, including the EU General Data Protection Regulation (“EU GDPR”) and the UK equivalent (the “UK GDPR”) (collectively, the “GDPR”) and national data protection supplementing laws in these jurisdictions. The GDPR includes robust operational requirements for companies that collect, receive, share, disclose, transfer, process or otherwise use personal data of individuals located in the European Economic Area (“EEA”) and the UK which are different than requirements under U.S. data privacy and security laws, including placing requirements and restrictions on the transfer of personal data outside the EEA and the UK. Laws, guidance and the enforcement landscape around these requirements, including international data transfers to the United States, is complicated and continuing to evolve, and we may incur costs in taking compliance measures and/or these requirements may affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.
Failure to comply with data privacy and protection laws and regulations outside the United States that are found to apply to our business may result in regulatory investigations, significant penalties (up to the greater of €20 million for the EU GDPR or £17.5 million for the UK GDPR, or up to 4% of an enterprise’s global annual revenue), reputational damage, orders to cease or change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit) and, in certain countries civil claims including representative actions and other class action type litigation.
Further, regulators in certain countries outside the United States are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem alongside organizations’ use of cookies, pixels and similar targeting technologies. For example, the French data protection regulator is increasingly active in enforcement in this area, as are other EU regulators as a result of actions by not-for-profit privacy activists that have made hundreds of complaints to European website operators regarding their cookie banners and referred a significant number of these to relevant national regulators, saying that it aims to seek enforcement on thousands of websites in Europe.

Some countries are also considering or have passed legislation implementing data protection requirements or are requiring local storage and processing of data or similar requirements. These new areas of focus for regulators and legislators could require significant systems changes, increase the cost and complexity of delivering our services, adversely affect our margins, divert the attention of our technology personnel and subject us to additional liabilities. Further, any failure to achieve required data protection standards may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our results of operations. Because the interpretation and application of privacy and data protection laws and the related regulations and standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our data management practices or the technological features of our platform.
In addition to governmental regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that legally apply to us or our customers. We cannot yet determine the impact that such future standards may have on our business. We are members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data. We maintain membership with the Network Advertising Initiative (the “NAI”), a self-regulatory association dedicated to responsible data collection and its use for digital advertising, and the Digital Advertising Alliance (the “DAA”), an independent organization led by advertising and marketing trade associations that has established self-regulatory principles enforcing responsible privacy practices for digital advertising and consumer transparency. Under the requirements of these self-regulatory bodies, in addition to other compliance obligations, we are obligated to provide consumers with notice about our use of device identifiers and other technologies to collect consumer data and of our collection and use of consumer data for certain purposes, and to provide consumers with certain choices relating to the use of consumer data. Some of these self-regulatory bodies have the ability to discipline members or participants, which could result in fines, penalties, and/or public censure (which could in turn cause reputational harm). Additionally, some of these self-regulatory bodies might refer violations of their requirements to the FTC or other regulatory bodies. If we were to be subject to such an investigation, even if meritless, or found responsible for such a violation, it could adversely affect our reputation, as well as our business, results of operations, and financial condition.
We make public statements about our use and disclosure of personal information through our privacy policy, information provided on our website and by e-mail to our customers. Although we endeavor to ensure that our public statements are complete, accurate and fully implemented, we may at times fail to do so or be alleged to have failed to do so. We may be subject to potential regulatory or other legal action if such policies or statements are found to be deceptive, unfair or misrepresentative of our actual practices. Further, any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders or other privacy or consumer protection-related laws and regulations applicable to us, could cause our customers to reduce their use of our products and services.
Even though we believe we are, and will continue to deploy efforts to be, in material compliance with data privacy, data protection, information security, and consumer protection laws, these laws are in some cases relatively new, the interpretation and application of these laws are uncertain, regulatory guidelines are still crystallizing and, if we or our customers have any compliance issues as a result, or if our customers decide to cease using our platform in light of new regulatory requirements, this could have a material adverse effect on our business, results of operations and financial condition.
Finally, we depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf. With each such provider we take steps to attempt to mitigate the associated risks of depending on third parties, however, there is no guarantee that any contractual commitments from third parties regarding data privacy and security, or any data privacy and security-related safeguards and technical measures that we or third parties put in place, will protect us from risks associated with the third-party processing of such data. Any violation of data privacy or security requirements, or of our relevant measures and safeguards, by our third-party vendors and providers could have a material adverse effect on our business, result in the fines and penalties outlined above, damage our reputation and result in potential legal action, including civil claims. Further, we may not be able to recover any or all damages suffered as a result of such violations from such third-party providers.
Our business depends on our ability to collect, use, and disclose data to provide the platform, including to deliver and measure the effectiveness of ads. Any limitation imposed on our or our customers’ collection, use or disclosure of this data, including through consumer tools, legal/regulatory restrictions and technological limitations, could threaten our ability to use and disclose data, significantly diminish the value of our platform, have an adverse effect on our business and cause us to lose customers and revenue.
We depend on our ability to collect and process data in order to run our business. We collect and/or use large amounts of data about consumer shopping behavior, demographic and other interest data and key life events and produce large amounts of data regarding ads and ad placement, such as customer preferences for media and advertising content. Further, we collect and/or use data that does not directly identify an actual, identifiable consumer, including advertising identifier, IP address, location data, hashed email addresses, browser and device information, online browsing behavior, exposure to and interaction with ads, and inferential data about purchase intentions, and preferences. We use data from third-party sources (such as LiveRamp), CRM data and data collected through other various means, including from first-party data (such as data collected through our pixels).
We aggregate this data and analyze it in order to enhance our services, including the pricing, placement, targeting and scheduling of ads. Our ability to collect, use and share data about advertising transactions and audience behavior, including to target and measure the effectiveness of ads, is critical to the value of our services. There are many technical challenges relating to our ability to collect, aggregate and associate data about individuals, and we cannot assure you that we will be able to do so effectively. As described above in the risk factor titled “We are subject to laws, regulations and industry requirements related to data privacy, data protection, information security, and consumer protection across different markets where we conduct our business, including in the United States, and such laws, regulations, and industry requirements are constantly evolving and changing. Developments in and/or our actual or perceived failure to comply with such obligations could have an adverse effect on our and/or our ability to collect, use and disclose data, our business, results of operations, and/or financial condition,” legislatures and regulatory authorities have increased their attention and lawmaking activity on matters concerning the collection and use of consumer data, including the use of data in relation to online advertising.
These and other evolving regulatory standards could place restrictions on our, our customers’ and partners’ collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may use or disclose information. Internet users can, with increasing ease, implement practices or technologies, or exercise rights to “opt-out,” that may limit our ability to collect and use data to deliver ads, measure advertising performance and build custom audiences, or otherwise inhibit the effectiveness of our platform. Although our customers and partners generally permit us to aggregate and use data that we collect in performing and improving our services (subject to certain restrictions) customers and partners might decide to restrict our collection or use of their data.
Any limitations on data use, collection, or disclosure could impair our ability to deliver an effective platform, which could adversely affect our business, results of operations, and financial condition.
If the use of pixels or other similar technologies is restricted, including through consumer tools, legal/regulatory restrictions and technological limitations without similar or better alternatives, our platform’s effectiveness could be diminished and our business, results of operations and financial condition could be adversely affected.
As described above in the risk factor titled “Our business depends on our ability to collect, use, and disclose data to provide the platform, including to deliver and measure the effectiveness of ads. Any limitation imposed on our or our customers’ collection, use or disclosure of this data, including through consumer tools, legal/regulatory restrictions and technological limitations, could threaten our ability to use and disclose data, significantly diminish the value of our platform, have an adverse effect on our business and cause us to lose customers and revenue,” we, and many other digital advertising companies, use pixels placed on consumer devices when an Internet browser is used and similar technologies, to gather data that enables our platform to be more effective. Our pixels do not identify individual consumers directly, but record information such as when an individual visits a website, when an individual uses a mobile app, the individual’s IP address, hashed email address and browser or other device information. Our automated bidding software uses data from pixels and other similar technologies to determine whether to bid on, and how to price, an ad impression in a certain location, at a given time, for a particular individual. Without pixels and other first and third-party data, transactions processed through our platform would be executed with less insight into audience activity, reducing the precision of selecting impressions to purchase for an advertising campaign. This could make placement of advertising through our platform less valuable, undermine the effectiveness of our services and harm our revenue. If our ability to use pixels or other similar technologies is limited, we may be required to develop or obtain additional applications and technologies to compensate for the lack of pixels and other data from such technologies, which could be time consuming or costly to develop, less effective, and potentially subject to additional regulation.
In addition, from time to time, concerns may be expressed about whether our products and services compromise the privacy of our customers’ users and others. In the United States, there has been a noticeable uptick in class actions in which plaintiffs have utilized a variety of laws, including the Video Privacy Protection Act of 1988 (“VPPA”) and state wiretapping laws, to challenge companies’ use of tracking technologies, including pixels, for advertising purposes. While we have not been subject to such claims in connection with the use of our pixels to date, any litigation against our customers, or other publishers, alleging that the use of our pixels violates VPPA or state wiretapping laws may reduce demand for our technology and the results of such litigation may impact our business.

Because we do not have direct relationships with consumers, we rely on customers or our data partners to implement any notice or choice mechanisms and obtain the consent of the consumer on our behalf to process their data (to the extent required under applicable laws and regulations). If customers or data partners do not follow this process (and in any event as the legal requirements and guidance in this area continue to evolve and develop), we could have insufficient rights to process their personal data, and be subject to lawsuits, fines, or other actions or liability. We may not have adequate insurance to protect us against any such claims and losses, and this could adversely impact our business, results of operations, and financial condition.
If the use of digital advertising is rejected by audiences, through opt-in, opt-out or ad-blocking technologies or other means, it could have an adverse effect on our business, results of operations, and financial condition.
Consumers can, with increasing ease, implement technologies that limit the ability by us and other companies to collect and use data to deliver ads, or otherwise limit the effectiveness of our platform. For example, cookies can be deleted or blocked by Internet users who do not want information to be collected about them through cookies. The most commonly used Internet browsers—Chrome, Firefox, Edge and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers and Internet users can delete cookies from their computers at any time. In addition, Apple launched its Intelligent Tracking Prevention ("ITP") feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Mobile devices allow users to opt-out of the use of mobile device IDs for targeted advertising, and some phone manufacturers, such as Apple, have implemented and may continue to implement changes, which may reduce the value of ad impressions on its iOS mobile application platform. For example, Apple uses an App Tracking Transparency framework that provides users of Apple products more control over the way their data is tracked in mobile applications and limits the ability of mobile applications to request an iOS device's advertising identifier. Additionally, many applications and other devices allow audiences to avoid receiving ads by paying for subscriptions or other downloads.
While our platform is exclusive to CTV, privacy aspects of CTV are still developing. Technical or policy changes, including regulation or industry self-regulation and any extension of the “opt-in” privacy model to CTV devices could adversely affect our business. In addition, we rely on pixels and similar technologies on web browsers to enable our platform to be more effective. Mobile devices using Android, iOS and iPadOS operating systems limit our ability to identify audiences while such audiences are using applications other than their web browser on the device. Some audiences also download free or paid ad-blocking software on their computers or mobile devices, not only for privacy reasons, but also to counteract the adverse effect ads can have on the consumer experience, including increased load times, data consumption, and screen overcrowding.
New requirements relating to automated, browser-based, or one-stop / universal opt-out mechanisms (“UOOMs”), such as the “Global Privacy Control” signals, the forthcoming opt-out mechanism for data brokers established under the California Delete Act, or other user-enabled universal UOOMs established in the future, may result in significantly larger numbers of consumers opting out of having their data collected, used and disclosed for targeted advertising purposes. Additionally, the DAA, NAI and their international counterparts have certain opt-out mechanisms for users to opt-out of the collection of their information via cookies. Ad-blocking technologies, opt-out mechanisms and other global privacy controls may prevent targeting technologies from being stored on a consumer’s computer or mobile device. If use of the “Global Privacy Control,” or similar signals is adopted by many Internet users, or if such standard is imposed by even more states or by federal legislation, or is agreed upon by standard setting groups, we may not receive as much data, and may have to change our business practices.
Each of these measures may adversely affect our business, results of operations and financial condition, in particular if more Internet users adopt these settings or delete their cookies more frequently than they currently do, there are changes in technology or new developments in laws, regulations or industry standards, these measures become applicable to CTV devices or the measures become more widespread among audiences. In addition, ad-blocking technologies could have an adverse effect on our business, results of operations, and financial condition if they reduce the volume or perceived effectiveness and value of digital advertising. Some ad-blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data. These ad blockers could place us at a disadvantage because we rely in part on third-party data, while some large competitors have troves of first-party data they use to direct advertising. Other technologies allow ads that are deemed “acceptable,” which could be defined in ways that place us or our customers at a disadvantage, particularly if such technologies are controlled or influenced by our competitors. Even if ad blockers do not ultimately have an adverse effect on our business, investor concerns about ad blockers could cause our stock price to decline.

If device identifiers are replaced by alternative mechanisms, our performance may decline and we may lose customers and revenue.
Industry participants in the advertising technology ecosystem have taken or may take action to eliminate or restrict the use of cookies and other device identifiers. For instance, Apple has restricted the use of mobile identifiers on its devices. Google is also utilizing various technologies under its label of “Privacy Sandbox,” which provide modified targeting and measurement functionality currently provided through the use of third-party cookies. It is possible that companies in our ecosystem may rely on proprietary algorithms or statistical methods to track web users without cookies, or may utilize log-in credentials entered by users, to track web usage, including usage across multiple devices, without cookies. Alternatively, such companies may build different and potentially proprietary user tracking methods into their widely-used web browsers. New identification solutions are unreleased and unproven, and may require substantial development and commercial changes for us to support such solutions. There is also further risk that the changes will disproportionately benefit the owners of these platforms or the businesses that have access to large amounts of first-party data. Even if current device identifiers are effectively replaced by open industry-wide tracking standards rather than proprietary standards, we may still incur substantial re-engineering costs to replace current device identifiers with these new technologies. This may also diminish the quality or value of our services to customers if such new technologies do not provide us with the quality or timeliness of the data that we currently generate from current device identifiers. If we are unable to successfully adapt to the replacement of these identifiers by alternative tracking systems, this could adversely affect our business, results of operations, and financial condition.
We depend on third-party data centers, the disruption of which could adversely affect our business, results of operations, and financial condition.
We host our company-owned infrastructure at third-party data centers that may be less secure than our own facilities. Any damage to or failure of these third-party data centers generally would prevent us from operating our business. We rely on the Internet and, accordingly, depend upon the continuous, reliable, and secure operation of Internet servers, related hardware and software, and network infrastructure. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
Problems faced by our third-party data center operations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of customers. Additionally, improving our platform’s infrastructure and expanding its capacity in anticipation of growth in new channels and formats, as well as implementing technological enhancements to our platform to improve its efficiency and cost-effectiveness are key components of our business strategy, and if our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems could adversely affect our reputation, expose us to liability, cause us to lose customers, or otherwise adversely affect our business, results of operations, and financial condition. Service interruptions might reduce our revenue, trigger refunds to customers, subject us to potential liability, or adversely affect our business, results of operations, and financial condition.
The occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, or other unanticipated problems at these facilities could result in interruptions in the availability of our platform. While we have disaster recovery arrangements in place, they have not been tested under actual disasters or similar events and may not effectively permit us to continue to provide our products and services in the event of any problems with respect to our data centers. Moreover, because we do not currently have full redundancy with respect to the services at each data center, if one of our data centers shuts down there may be a period of time that our products or services, or some of our products or services, will be unavailable to customers served by that data center. If any of these events were to occur to our business, our business, results of operations, or financial condition could be adversely affected.
We must increase the scale and efficiency of our technology infrastructure to support our growth and transaction volumes.
Our business depends on processing an increasingly large volume of data. Our PTV platform is built on a scalable software stack that includes support for audience targeting, programmatic bidding, ad serving, attribution, reporting and campaign setup.

Our technology must scale to process the increased advertising requests on our platform. We must continue to increase the capacity of our platform to support our high-volume strategy, to cope with increased data volumes and parties resulting from an increasing variety of advertising formats and platforms, and to maintain a stable service infrastructure and reliable service delivery. To the extent we are unable, for cost or other reasons, to effectively increase the capacity of our platform, continue to process transactions at fast enough speeds, and support emerging advertising formats or services preferred by customers, our revenue will suffer. We expect to continue to invest in our platform to meet increasing demand. Such investment may negatively affect our profitability and results of operations.
The use of increasing amounts of data and overall growth in impressions places growing demands upon our platform infrastructure. If we are unable to grow our platform to support substantial increases in the number of transactions and in the amount of data we process, including the speed at which we process such data, on a high-performance, cost-effective basis, our business, results of operations, and financial condition could be adversely affected. We expect to continue to invest in our platform in order to meet these requirements, and such investment may adversely affect our business, results of operations, and financial condition.
Platform outages or disruptions, including any interruptions due to cyberattacks or other cybersecurity incidents, or our or our third-party providers’ failure to maintain adequate security and supporting infrastructure as we scale, could damage our reputation and our business, results of operations, and financial condition.
As we grow our business, we expect to continue to invest in our platform infrastructure, including hardware and software solutions, network services and database technologies, as well as potentially increase our reliance on open-source software (collectively, “IT Systems”). Without these improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions in our platform, any of which could negatively affect our reputation and ability to attract and retain customers. The steps we take to enhance the reliability, integrity and security of our platform as it scales are expensive and complex, and poor execution could result in operational failures.
We utilize IT Systems, applications and websites that allow for the storage and transmission of personal information about our customers, audiences, employees and other third parties, as well as proprietary and confidential business information. As such, we and certain of our third-party providers are a potential target for cyberattacks and other cybersecurity incidents, and face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our and our third party providers’ IT Systems. In addition, measures we, our customers or third parties that host our data may implement, and the underlying IT Systems may be vulnerable to attempted attacks that may take a variety of forms, including denial of service attacks, infrastructure attacks, botnets, malicious file attacks, cross-site scripting, credential abuse, ransomware attacks, bugs, viruses, worms, malicious software programs, data breaches, and other cybersecurity incidents. Further, techniques are constantly evolving and becoming increasingly diverse and sophisticated and are often unrecognizable until launched against a target. Techniques could involve denial-of-service attacks or other maneuvers that have the effect of disabling, degrading or disrupting the availability of services on our platform, which could seriously harm our reputation and business. As such, we cannot ensure that we will be able to anticipate, investigate, remediate, or recover from future attacks or incidents, or to avoid material impacts to our IT Systems. Other types of attacks could harm us even if our platform operations are left undisturbed. For example, attacks may be designed to deceive team members into releasing control of their systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing confidential, proprietary or personal information. Additionally, we and our third-party providers may experience increased threats due to workforces operating remotely, including in light of our fully remote work environment. We are also vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations of our platform. Any cyberattack or cybersecurity incident can give rise to a variety of losses and costs, including legal exposure, and regulatory fines, damages to deputation, amongst others.
Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements when certain personal information is accessed by unauthorized persons and additional regulation regarding security of such data is possible. For example, some of the laws described above in the risk factor titled “We are subject to laws, regulations and industry requirements related to data privacy, data protection, information security, and consumer protection across different markets where we conduct our business, including in the United States, and such laws, regulations, and industry requirements are constantly evolving and changing. Developments in and/or our actual or perceived failure to comply with such obligations could have an adverse effect on our and/or our ability to collect, use and disclose data, our business, results of operations, and/or financial condition” have specific security and/or data breach notification requirements. Laws in all 50 U.S. states, the EU and the UK require businesses to provide notice to individuals in relation to certain data breaches, and the CCPA provides a private right of action for certain data breaches. We may need to notify governmental authorities and affected individuals with respect to such incidents.

Complying with such numerous and complex regulations in the event of a data security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We may also be contractually required to notify customers or other counterparties of a security incident, including a data security breach. Regardless of our contractual protections, any actual or perceived data security breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Further, we are required to disclose material cybersecurity incidents pursuant to disclosure rules promulgated by the SEC. Any public disclosure relating to a material cybersecurity incident could harm our reputation, result in litigation and adversely impact our business, operating results, and financial condition.
In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating, and putting in place additional measures designed to prevent future actual or perceived cybersecurity incidents, as well as in connection with complying with any notification or other obligation resulting from any cybersecurity incidents. Although we maintain insurance coverage, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyberattacks and other types of unlawful activity, or any resulting disruptions from such events, and we cannot guarantee that applicable insurance will be available to us in the future or on economically reasonable terms. Further, we may not be able to recover any or all damages suffered as a result of such security breach or other security incident from such third-party providers. Outages and disruptions of our platform, including any caused by cyberattacks, may harm our reputation and our business, results of operations, and financial condition.
If we fail to detect or prevent fraud on our platform, or malware intrusion into the systems or devices of our customers and their audiences, customers could lose confidence in our platform, and we could face legal claims that could adversely affect our business, results of operations, and financial condition.
We may be subject to fraudulent or malicious activities undertaken by persons seeking to use our platform for improper purposes. For example, someone may attempt to divert or artificially inflate customer purchases through our platform, or to disrupt or divert the operation of the systems, devices, and audiences of our customers in order to misappropriate information, generate fraudulent billings or stage cyberattacks, or for other illicit purposes. For example, sophisticated bot-nets and other complex forms of click fraud might be used to generate fraudulent impressions and divert advertising revenue from legitimate websites of customers. Those activities could also introduce malware through our platform in order to commandeer or gain access to information on customers’ computers.
Although we use third-party tools and proprietary technology to identify non-human traffic and malware, we may reduce or terminate relationships with customers that we find to be engaging in such activities and continuously assess the quality and performance of advertising on customers’ digital media properties. We rely on our own and third-party tools, as well as the controls of customers, and it may be difficult to detect fraudulent or malicious activity. Further, perpetrators of fraudulent impressions and malware frequently change their tactics and may become more sophisticated over time, requiring both us and third parties to improve processes for assessing the quality of customer inventory and controlling fraudulent activity. If we fail to detect or prevent fraudulent or malicious activity of this sort, our reputation could be damaged, customers may contest payment, demand refunds, or fail to give us future business, or we could face legal claims from customers. Even if we are not directly involved in fraud or malicious activity, any sustained failures of others in our industry to adequately detect and prevent fraud could generate the perception that programmatic trading is unsafe and lead our customers to avoid CTV advertising. See the risk factor titled “Platform outages or disruptions, including any interruptions due to cyberattacks or other cybersecurity incidents, or our third-party providers’ failure to maintain adequate security and supporting infrastructure as we scale, could damage our reputation and our business, results of operations, and financial condition.”
We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do.
We face intense competition in the marketplace. We also compete for supply of advertising inventory against a variety of competitors, both in the CTV ad market and in paid search and social advertising more broadly. Some of our existing and potential competitors are better established, benefit from greater name recognition, may have offerings and technology that we do not have or have significantly more financial, technical, sales, and marketing resources than we do. In addition, some competitors, particularly those with greater scale or a more diversified revenue base and a broader offering, have greater flexibility than we do to compete aggressively on various terms, or to compete with us by including in their product offerings services that we may not provide. Some existing and potential customers have their own relationships with sellers or are seeking to establish such relationships, and many sellers are investing in capabilities that enable them to connect more effectively directly with customers. Our business suffers to the extent that customers and sellers purchase and sell advertising inventory directly from one another or through intermediaries other than us, reducing the amount of ad spend on our platform. New or stronger competitors may emerge through acquisitions and industry consolidation or through development of disruptive technologies. If our offerings are not perceived as competitively differentiated, we could lose customers, market share or be compelled to concede terms and conditions to our services, making it more difficult to grow our business profitably.
There has been rapid evolution and consolidation in the marketing technology industry, and we expect these trends to continue, thereby increasing the capabilities and competitive posture of larger companies, particularly those that are already dominant in various ways, and enabling new or stronger competitors to emerge. There is a finite number of large customers and sellers in our target markets, and any consolidation of customers or sellers may give the resulting enterprises greater bargaining power or result in the loss of customers and sellers that use our platform, and thus reduce our potential base of customers and sellers, each of which would lead to erosion of our revenue.
As technology continues to improve and market factors continue to attract investment, competition and pricing pressure may increase and market saturation may change the competitive landscape in favor of larger competitors with greater scale and broader offerings, including those that can afford to spend more than we can to grow more quickly and strengthen their competitive position. In addition, our competitors or potential competitors may adopt certain aspects of our business model, which could reduce our ability to differentiate our platform. Some of our competitors may also be able to sell products or services competitive to ours with more attractive value propositions given proprietary ownership of data, technical superiority, or economies of scale. Such introduction of competent, competitive products, or other technologies by our competitors that are superior to or that achieve greater market acceptance than our products and services could adversely affect our business. In such event, we could experience a decline in market share and revenues. Loss of existing or future market share to new competitors could substantially harm our business, results of operations, and financial condition.
For all of these reasons, we may not be able to compete successfully against our current and future competitors.
Our corporate culture has contributed to our success, and if we cannot maintain it as we grow or as we continue in an entirely remote work environment, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be adversely affected.
We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, creativity, and teamwork across our business, helping to drive our success. We intend to expand our overall headcount and operations both domestically and internationally, with no assurance that we will be able to do so while effectively maintaining our corporate culture. The difficulty of maintaining our culture is compounded by our entirely remote work environment, as any expansion is done without the inherent team-building features of a communal office atmosphere. As we expand and change, in particular across multiple geographies or following acquisitions, it may be difficult to preserve our corporate culture, which could reduce our ability to innovate, create, and operate effectively. In turn, the failure to preserve our culture could adversely affect our business, results of operations, and financial condition by negatively affecting our ability to attract, recruit, integrate and retain team members, continue to perform at current levels, and effectively execute our business strategy.
Additionally, interviewing, hiring, and integrating new team members has been and will continue to be particularly challenging in an entirely remote work environment. We face heightened regulatory and tax requirements as a result of our entirely remote working culture and team member turnover, including changes in our management team, could disrupt our business. As part of our entirely remote working plans, we will devote increased efforts to maintaining our collaborative culture, including through the use of videoconferencing and other online communication and sharing tools, and to monitoring the health, safety, morale, and productivity of our team members, including new team members. However, there is no guarantee we will be able to maintain our corporate culture, and our business could be adversely affected.
Future acquisitions or strategic investments could be difficult to identify and integrate, divert the attention of management, and could disrupt our business, dilute stockholder value and adversely affect our business, results of operations, and financial condition.
As part of our growth strategy, we may acquire or invest in other businesses, assets or technologies that are complementary to and fit within our strategic goals. Any acquisition or investment may divert the attention of management and require us to use significant amounts of cash, issue dilutive equity securities or incur debt. We have limited experience in acquiring other businesses. In addition, the anticipated benefits of any acquisition or investment may not be realized, and we may be exposed to unknown risks, any of which could adversely affect our business, results of operations, and financial condition, including risks arising from:

•difficulties in integrating the operations, technologies, product or service offerings, administrative systems, and personnel of acquired businesses, especially if those businesses operate outside of our core competency or geographies in which we currently operate;
•ineffectiveness or incompatibility of acquired technologies or solutions;
•potential loss of key team members of the acquired business;
•inability to maintain key business relationships and reputation of the acquired business;
•diversion of management attention from other business concerns;
•litigation arising from the acquisition or the activities of the acquired business, including claims from terminated team members, customers, former stockholders or other third parties;
•assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights, or increase our risk of liability;
•complications in the integration of acquired businesses or diminished prospects, including as a result of changes in macroeconomic conditions and geopolitical events, including uncertainty with respect to the federal budget and debt ceiling and governmental shutdowns related thereto, actual or perceived instability in the banking industry, supply chain shortages, interest rate volatility and inflation, geopolitical regional conflicts, terrorist attacks, and health epidemics or other contagious outbreaks;
•failure to generate the expected financial results related to an acquisition on a timely manner or at all;
•failure to accurately forecast the impact of an acquisition transaction; and
•implementation or remediation of effective controls, procedures, and policies for acquired businesses.
Additionally, to fund future acquisitions, we may pay cash or issue additional shares of our common stock, which could dilute our stockholders or diminish our cash reserves. For example, the consideration paid in connection with the QuickFrame Acquisition consisted of newly issued shares of our common stock and deferred cash. We also issued new shares of our common stock as consideration in connection with the acquisition of Maximum Effort Marketing and may issue additional shares of our Class A common stock as contingent consideration in the form of an earnout upon the satisfaction of certain conditions. Borrowing to fund an acquisition would result in increased fixed obligations and could also subject us to covenants or other restrictions that could limit our ability to effectively run our business.
Some of our customers have in the past, and may continue to have, or subsequently develop, high-risk credit profiles or otherwise pay us for advertising inventory after payment is due, which may result in credit risk to us or require additional working capital to fund our accounts payable.
Generally, we invoice and collect from customers and subsequently remit fees to sellers of advertising inventory. However, in some cases, we may be required or choose to pay sellers of advertising inventory for impressions delivered before we have collected, or even if we are unable to collect, from the customer of those impressions. We believe we have an adequate allowance for bad debts based on our historical experience of collecting fees from customers. Although we have not experienced material issues in collecting on invoices, there can be no assurances that we will not experience bad debt in the future, and write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Further, growth and increased competitive pressure in the digital advertising industry is causing customers to become more demanding, resulting in overall increased focus by all industry participants on transparency, and cash and collection cycles. The majority of our customers are required to pay us within 30 days of being invoiced. Some customers have experienced financial pressures that have motivated them to pay us after their payment is due. If customers pay us after their payment is due or our cash collections are significantly diminished as a result of these dynamics, our revenue and/or cash flow could be adversely affected and we may need to use working capital to fund our accounts payable pending collection from the customers. This may result in additional costs and cause us to forgo or defer other more productive uses of that working capital.
We continually develop and transition to new versions of our technology, and could face errors, defects, disruptions, or other performance problems as a result.
In 2022, we transitioned to new generations of our programmatic bidding platform, third-party audience platform, budget management platform, dynamic campaign organization platform, creative user interface and other technology. We could face errors, defects, disruptions, or other performance problems as a result.

In 2024, we introduced MNTN Matched, which uses AI technologies to match consumers with brands that they are most likely to engage with. The use of AI technologies involves significant legal and technological risk, and any error, defect, disruption or outage of any AI technologies we leverage could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings. See “—Risks Related to AI Technologies.”
Any damage to or failure of our systems as a result of these platform changes generally would have a financial impact. Additionally, the transition to new technology can have a significant increase in cost of revenue during a technology transition. Any additional increased cost involved in operating and maintaining new technology could adversely affect our reputation, expose us to liability, cause us to lose customers, or otherwise adversely affect our business, results of operations, and financial condition.
Risks Related to Our Legal and Regulatory Environment
We rely on customers to abide by our terms and conditions and relevant laws, rules, and regulations when using our platform, and legal claims or enforcement actions resulting from their actions could expose us to liabilities, damage our reputation, and be costly to defend.
We and our customers are subject to regulatory requirements by governments and standards bodies applicable to their activities and the services we offer on our platform. We may assume responsibility for satisfying or facilitating the satisfaction of some of these requirements through our terms and conditions. In addition, we may have responsibility for some acts or omissions of customers transacting business through our platform under applicable laws or regulations or as a result of common law duties, even if we have not assumed responsibility contractually. These responsibilities could expose us to significant liabilities, perhaps without the ability to impose effective mitigating controls upon, or to recover from, customers. We could be subject to litigation as a result of such actions, and, if we were sued, we would incur legal costs in our defense and cannot guarantee that a court would not attribute some liability to us.
Through our terms and conditions, we require our customers to abide by relevant laws, rules and regulations, and restrictions by their counterparties, when transacting on our platform, and we obtain representations from customers that the advertising they place through our platform complies with applicable laws and regulations and does not violate third-party intellectual property rights. We also receive representations from customers and data providers about their privacy practices and compliance with applicable laws and regulations, including their maintenance of adequate privacy policies that disclose and permit our data collection practices. Nonetheless, there are many circumstances in which it is difficult or impossible for us to monitor or evaluate their compliance. For example, we cannot control the content of customer’s media properties, and we are often unable to determine exactly what information a partner collects after an ad has been placed, and how the customer uses any such collected information. Moreover, we are unable to prevent technological intermediaries from aggregating bid requests from customers and directing it to their own buying platforms or even reselling such bid data to customers or third parties.
If customers’ data providers, or partners fail to abide by relevant laws, rules and regulations, or our terms and conditions, when transacting over our platform, or after such a transaction is completed, we could potentially face liability to audiences for such misuse. Potential sources of liability to audiences include malicious activities, such as the introduction of malware into audiences’ computers through ads served through our platform, and code that redirects audiences to sites other than the ones audiences sought to visit, potentially resulting in malware downloads or use charges from the redirect site. Customers often have terms of use in place with their audiences that disclaim or limit their potential liabilities to such audiences, or pursuant to which audiences waive rights to bring class-action lawsuits against the customers related to ads. Similarly, if such misconduct results in enforcement action by a regulatory body or other governmental authority, we could become involved in a potentially time-consuming and costly investigation or we could be subject to some form of sanction or penalty. We may not have adequate indemnity to protect us against, and our policies of insurance may not cover, such claims and losses.
In addition, both customers and sellers of advertising inventory are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their consumers’ values, or illegal, and they are hesitant to spend money or make inventory available, respectively, without some guarantee of security. Consequently, our reputation depends in part on providing services that our customers and sellers of advertising inventory trust. We prohibit the misuse of our platform by our customers and sellers of advertising inventory and actively monitor inventory against our quality guidelines. Despite such efforts, we may provide access to inventory that is objectionable to our customers or serve advertising that contains objectionable content, which could harm our or our customers’ reputation, decrease their trust in our platform, and negatively impact our business, financial condition and results of operations. Furthermore, we may receive public pressure to discontinue working with certain sellers of advertising inventory or customers.

We are subject to anti-bribery, anti-corruption, and similar laws and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the USA PATRIOT Act, U.S. Travel Act, the U.K. Bribery Act 2010 and Proceeds of Crime Act 2002, and possibly other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws have been enforced with great rigor in recent years and are interpreted broadly and prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. The FCPA or other applicable anti-corruption laws may also hold us liable for acts of corruption or bribery committed by our third-party business partners, representatives, and agents, even if we do not authorize such activities. As we develop our international sales and business, and increase our use of third parties, our risks under these laws will increase. As a public company, the FCPA separately requires that we keep accurate books and records and maintain internal accounting controls sufficient to assure management’s control, authority, and responsibility over our assets.
We have adopted policies and procedures and conducted training designed to prevent improper payments and other corrupt practices prohibited by applicable laws, but cannot guarantee that improprieties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions, and/or sanctions could have an adverse effect on our business, results of operations, and financial condition.
We are subject to governmental economic sanctions requirements and export and import controls that could impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws.
We are subject to various U.S. export control and trade and economic sanctions laws and regulations, including the U.S. Export Administration Regulations and the various sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (collectively, “Trade Controls”). Trade Controls may prohibit the shipment of specified products and services to certain countries, governments, and persons. Although we endeavor to conduct our business in compliance with Trade Controls, our failure to successfully comply may expose us to negative legal and business consequences, including civil or criminal penalties, governmental investigations, and reputational harm.
Furthermore, if we export our technology or software, the exports may require authorizations, including a license, a license exception, or other appropriate government authorization or regulatory requirements. Complying with Trade Controls may be time-consuming and may result in the delay or loss of opportunities.
In addition, various countries regulate the import of encryption technology, including the imposition of import permitting and licensing requirements, and have enacted laws that could limit our ability to offer our platform or could limit our customers’ ability to use our platform in those countries. Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in international markets or prevent our customers with international operations from deploying our platform globally. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export our technology and services to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export our platform would likely adversely affect our business, results of operations, and financial condition.
We received a Paycheck Protection Program loan, and our application for such loan could in the future be determined to have been impermissible or could result in adverse publicity which could damage to our reputation.
In April 2021, we applied for and received an unsecured $3.3 million loan under the Paycheck Protection Program (the “PPP Loan”). In June 2021, the PPP Loan was forgiven in full. The Paycheck Protection Program was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and is administered by the U.S. Small Business Administration (the “SBA”). Our receipt of the PPP Loan or the forgiveness of the PPP Loan could result in adverse publicity.
In addition, the application for receipt of the PPP Loan required us to certify, in good faith, that the attendant economic uncertainty made the loan necessary to support our ongoing operations. Under the terms of the PPP Loan, we must retain all related records for a period of six years from the date the loan was forgiven. During this period, our PPP Loan eligibility and loan forgiveness application are subject to review and audit by the SBA. We believe we are within the eligibility threshold and have used the loan proceeds in accordance with the PPP Loan forgiveness requirements and have retained all necessary documentation supporting our eligibility. However, if we are later determined to have been ineligible to receive the PPP Loan or loan forgiveness, we may be subject to significant penalties, including significant civil, criminal and administrative penalties, we could be required to repay the PPP Loan in its entirety, and our reputation could suffer. A review or audit by the SBA or other government entity or claims under the U.S. False Claims Act could consume significant financial and management resources.
We may be subject to intellectual property rights claims by third parties, which may be costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, trade secrets and other intellectual property rights, and frequently enter into or threaten litigation based on allegations of infringement or other violations of their intellectual property rights. We have in the past and may in the future be subject to claims that we have misappropriated, misused or infringed the intellectual property rights of our competitors, non-practicing entities or other third parties. There can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Additionally, we cannot be assured that we are not infringing or otherwise violating any third-party intellectual property rights.
The intellectual property portfolio of some of our competitors and potential competitors may be larger than ours, or may include patents with greater strategic value. Any such disparity between our intellectual property portfolio and the portfolio of our competitors may increase the risk that they may sue us for infringement and may limit our ability to defend such claims (including through counterclaims for patent infringement) or settle through cross-licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection.
Any intellectual property infringement claims, with or without merit, could be very time-consuming and expensive and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology or other intellectual property found to be in violation of a third party’s rights, some of which we have invested considerable effort and time to bring to market. We might be required to seek a license to continue operations if found to violate such rights, which may not be available on commercially reasonable terms, or at all, and may significantly increase our operating expenses. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative non-infringing technology, which could require significant effort and expense and may ultimately not be successful. If we cannot license or develop technology for any aspect of our business that may ultimately be determined to infringe on the intellectual property rights of another party, we could be forced to limit or stop sales of subscriptions to our software and may be unable to compete effectively. Any of these events could adversely affect our business, results of operations and financial condition.
Our intellectual property rights may be difficult to enforce and protect, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantages and having an adverse effect on our business, results of operations, and financial condition.
We take precautions designed to protect our intellectual property, including a combination of maintaining trade secrets, third-party confidentiality and non-disclosure agreements, additional contractual restrictions on disclosure and use, and pursuit of trademark, patent, and other intellectual property rights related to our proprietary technology.
We currently hold various Internet domain names related to our brand and business, including mountain.com, among others. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names or using trademarks that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
While software and other of our proprietary works may be protected under copyright law, we have chosen not to register for statutory copyright protection in these works, as is typical for many software companies. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited.
Historically, we have prioritized keeping our technology architecture, trade secrets, and engineering roadmap private, and as a general matter, have obtained minimal patent protection for our proprietary technology and our patent strategy is still in its early stages. We may not be able to obtain any further patents, including with respect to any currently pending applications, and any issued patents may be challenged, invalidated, or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute or maintain all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner. We may not seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention, or that we will be able to effectively exclude others from practicing the claimed invention, or prevent others from designing around our patents. Further, we have filed, and may continue in the future to file, trademark applications to protect certain of our names and brands; however, we cannot guarantee that we will be successful in registering our trademarks.
Intellectual property laws may change in the future. Any changes in the law may reduce the scope of the protection afforded to our intellectual property, or may render our intellectual property invalid or unenforceable. Changes in the law may additionally make new technology developed in the future harder to protect. In many of these cases, we may have to expend additional resources to understand the implications of any new laws and adapt our intellectual property strategy accordingly.
While it is our policy to protect and defend our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property will be adequate to prevent infringement, misappropriation, dilution, or other violations of our intellectual property rights. Third parties may knowingly or unknowingly infringe our intellectual property rights. Unauthorized use of some aspects of our proprietary technology may be difficult to detect, which may reduce our ability to take timely action. Additionally, third parties may challenge intellectual property rights held by us. These claims may result in restrictions on our use of, or ability to protect, our intellectual property or the conduct of our business. In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights. We also cannot guarantee that others will not independently develop technology with the same or similar functions to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Unauthorized parties may also attempt to copy or obtain, reverse engineer, or use our technology to develop applications with the same functionality as our platform, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of our intellectual property rights in such countries may be inadequate. If we are unable to protect our intellectual property rights (including in particular, the proprietary aspects of our platform) we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create, and protect their intellectual property.
We also endeavor to enter into agreements with our team members and contractors in order to limit access to and disclosure of our confidential information, as well as to clarify rights to intellectual property and technology associated with our business. While these agreements will give us contractual remedies upon any unauthorized use or disclosure of our confidential information, intellectual property or technology, we cannot guarantee that we will be able to detect such unauthorized activity, or if detected, that our rights under these agreements will be effective in controlling access to, or use and distribution of, our confidential information, intellectual property or technology. Furthermore, protecting our intellectual property is particularly challenging after our team members or our contractors end their relationship with us, and, in some cases, decide to work for our competitors. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies.
We may use AI technologies offered by third parties to develop or assist in the development of our own software code. While use of such tools has the potential to make our development process more efficient, AI technologies may generate content that is “substantially similar” to proprietary or open source code on which the AI tool was trained. If the AI technologies we use generate code that is too similar to other proprietary code, or to software processes that are protected by patent, we could be subject to intellectual property infringement claims. We may also not be able to anticipate and detect security vulnerabilities in such artificial intelligence-generated software code. If these tools generate code that is too similar to open source code, we risk losing protection of our own proprietary code that is commingled with such code. Finally, to the extent we use third-party AI technologies to develop software code, the terms of use of these tools may state that the third-party provider retains rights in the generated code.
We may rely on licenses to use the intellectual property rights of third parties to conduct our business.
Although we do not materially rely on any individual license agreements to operate our business, we rely, in part, on products, technologies, and intellectual property that we license from third parties for use in operating our business. We anticipate that we will continue to rely on such third-party products, technologies and intellectual property in the future. We cannot be assured that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience or upon a change of control or upon expiration of their then-current terms. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop and offer our products and services incorporating such technology, and otherwise operate and expand our business, could be adversely affected. Many of the risks associated with the use of third-party products cannot be eliminated, and these risks could negatively affect our business.
If customers do not have sufficient rights to the content, technology, data, or other material that they provide or make available to us, our business and reputation may be adversely affected.
If customers do not have sufficient rights to the content, technology, data, or other materials associated with the advertising content that they provide, or if use of such items infringes or is alleged to infringe the intellectual property rights of third parties, we could be subject to claims from those third parties, which could adversely affect our business, results of operations, and financial condition. As a result, we may face potential liability for copyright, patent, trademark or other intellectual property infringement, or other claims. Litigation to defend these claims could be costly and have an adverse effect on our business, results of operations, and financial condition. We cannot assure you that we are adequately insured to cover claims of these types or adequately indemnified for all liability that may be imposed on us as a result of these claims.
Our platform relies on third-party open-source software components. Failure to comply with the terms of the underlying open-source software licenses could expose us to liabilities, and the combination of open-source software with code that we develop could compromise the proprietary nature of our platform.
Our platform utilizes software licensed to us by third-party authors under “open-source” licenses and we expect to continue to utilize open-source software in the future. The use and distribution of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. To the extent that our platform depends upon the successful operation of the open-source software we use, any undetected errors or defects in this open-source software could prevent the deployment or impair the functionality of our platform, delay new solutions introductions, result in a failure of our platform, and injure our reputation. For example, undetected errors or defects in open-source software could render it vulnerable to breaches or security attacks, and, in conjunction, make our systems more vulnerable to data breaches. Furthermore, some open-source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open-source software we use, or grant other licenses to our intellectual property as a condition of use. If we combine our proprietary software with open-source software in a specific manner, we could, under some open-source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar platforms with lower development effort and time and ultimately put us at a competitive disadvantage, or prevent us from enforcing our rights in our intellectual property against such competitors. From time to time, we may be subject to claims asserting licensed rights in, or demanding the release of, the source code for our proprietary software that was developed using such software, requiring us to provide attributions of any open-source software incorporated into our distributed software, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to re-engineer our software or change our products or services, any of which would have a negative effect on our business and results of operations.
Although we monitor our use of open-source software to avoid subjecting our platform to conditions we do not intend, we cannot assure you that our processes for controlling our use of open-source software in our platform will be effective. If we are held to have breached the terms of an open-source software license, we could be required to seek licenses from third parties to continue operating using our platform on terms that are not economically feasible, to re-engineer our platform or the supporting computational infrastructure to discontinue use of code, or to make generally available, in source code form, portions of our proprietary code.
We are subject to regulation with respect to political advertising, which lacks clarity and uniformity.
We are subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the United States, and national and provincial laws worldwide. Online political advertising laws are rapidly evolving and our customers may impose restrictions on receiving political advertising. The lack of uniformity and increasing compliance requirements around political advertising may adversely impact the amount of political advertising spent through our platform, increase our operating and compliance costs, and subject us to potential liability from regulatory agencies.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and the NYSE regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.
In addition, as a public company we will be required to document and test our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and annually thereafter, which will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, and we become an accelerated or large accelerated filer. As described above, we could potentially qualify as an “emerging growth company” until as late as the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting are documented, designed, or operating.
We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, if we are to issue a correction to our financial statements as a public company, whether immaterial or material, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
Our management team has limited experience managing a public company, and the requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.
As a public company listed in the United States, we will incur significant additional legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the NYSE, may increase legal and financial compliance costs, and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.
Most members of our management team have no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. Furthermore, we are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to establish the corporate infrastructure required of a public company and to comply with evolving laws, regulations and standards are likely to divert management’s time and attention away from revenue-generating activities to compliance activities, which may prevent us from implementing our business strategy and growing our business. Moreover, we may not be successful in implementing these requirements. If we do not effectively and efficiently manage ourselves as a public company or continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.
Additionally, as a public company, we may from time to time be subject to proposals by stockholders urging us to take certain corporate actions. If activist stockholder activity ensues, we may be required to incur additional costs to retain the services of professional advisors, management time and attention will be diverted from our core business operations, and perceived uncertainties as to our future direction, strategy or leadership may cause us to lose potential business opportunities and impair our brand and reputation, any of which could materially and adversely affect our business, financial condition and results of operations.
In addition to increasing our legal and financial compliance costs, the additional rules and regulations described above might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of our senior management team.
Risks Related to AI Technologies
We use AI technologies in our business, and the deployment, use and maintenance of these technologies involve significant technological and legal risks.
We develop and use third-party AI technologies in our business and are continuously improving our development and use of such AI technologies. For example, we use AI technologies in connection with (i) MNTN Matched, which uses AI technologies to match consumers with brands that they are most likely to engage with and (ii) our video creative platform that leverages generative AI technologies for sound generation, narration generation and image generation. As with many technological innovations, deploying, using and maintaining these AI technologies involves significant technological and legal risks and there can be no assurance that our investments in such AI technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.
In particular, if the models underlying these AI technologies are: (i) incorrectly designed or implemented; (ii) trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; (iii) used without sufficient oversight and governance to ensure their responsible use; and/or (iv) adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
With respect to our products or services that incorporate AI technologies, the market for such products and services is rapidly evolving and market acceptance and consumer perceptions of products and services that incorporate AI technologies is uncertain.
We use AI technologies licensed from third parties in our products and solutions and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. If any such third-party AI technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third-party AI technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
Certain of the data that we use in training our own proprietary AI models is licensed from third parties, and we are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms, and such third parties’ assurances that such data was obtained and provided to us lawfully. If a substantial number of data suppliers were to withdraw or withhold their data from us, or if we sever ties with our data suppliers based on their inability to meet our standards, our ability to provide certain products and services to our customers could be materially adversely impacted.
We use generative AI technologies in our products and solutions as well as our internal business practices, and the use of these generative AI technologies involves significant legal risks.
We incorporate third-party generative AI technologies (i.e., AI technologies that can produce and output new content, software code, data and information) into our solutions and internal business practices. There is a risk that generative AI technologies could produce biased, inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results, all of which could harm our reputation, business, or customer relationships.
The generative AI technologies we leverage could generate output that is infringing, and we could be subject to claims or lawsuits, including for infringement of third-party intellectual property rights as a result of the output of such generative AI technologies. While some providers of AI technologies offer to indemnify their end users for any copyright or other intellectual property infringement claims arising from the output of their AI technologies, we may not be successful in adequately recovering our losses in connection with such claims.
In addition, we may experience difficulties in enforcing the intellectual property rights in output generated by generative AI technologies. For example, the United States Copyright Office has previously denied copyright protection for content generated by AI technologies.
The regulatory framework governing the use of AI technologies is rapidly evolving, and we cannot predict how future legislation and regulation will impact our ability to offer products or services that we develop which leverage AI technologies.
The regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations relating to AI technologies. Additionally, existing laws and regulations may be interpreted in ways that would affect our use of AI technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI technologies, and new laws regulating AI technologies have entered into force in the United States and the EU. In the United States, legislation related to AI technologies has been introduced at the federal level and has been passed or proposed at the state level as well. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making technology. California also passed several new laws or amendments to existing laws that further regulate the use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI. These new laws and bills may affect how we use AI technologies in our business. Such additional regulations may impact our ability to develop, use and commercialize AI technologies in the future. Additionally, various other U.S. states have passed laws focused on the development and deployment of AI technologies, including laws addressing transparency, deep-fakes, discrimination, and other potential harms, and we expect more laws to be passed in the future, which will create more compliance requirements and potentially differing requirements across different jurisdictions in which we operate. Such additional regulations may impact our ability to develop, use and commercialize AI technologies in the future.
While our activities in the EU are currently limited, we may expand our business offerings in the future to make our AI technologies available to users in the EU. If so, then regulation regarding the use and deployment of AI technologies in the EU will become relevant to us, such as the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover.
It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our products and services which leverage AI technologies. Furthermore, the Trump administration’s approach to investment in and regulation of AI technologies has and is expected to continue to deviate from that of the previous administration and we will need to adapt to any changes that may result from such approach, including as the result of new or changing executive orders. The cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
Risks Related to our Indebtedness

Our debt obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.
As of June 30, 2025, we had no outstanding borrowings under our Revolving Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility.” We may incur additional indebtedness in the future, including additional borrowings under the Revolving Credit Facility. Our existing and future indebtedness could have significant effects on our business, such as:
•requiring us to pledge a significant portion of our assets, including our intellectual property, as collateral;
•limiting our ability to borrow additional amounts to fund capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;
•limiting our ability to make investments, including acquisitions, loans and advances, and to sell, transfer or otherwise dispose of assets;
•requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our borrowings, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;
•making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;
•placing us at a competitive disadvantage compared with our competitors that have less debt; and
•exposing us to risks inherent in interest rate fluctuations because our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.
In addition, we may not be able to generate sufficient cash flow from our operations to repay our future indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our borrowings under future indebtedness as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our future debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our business, financial condition and results of operations. In addition, we may be subject to prepayment penalties depending on when we repay our future indebtedness, which amounts could be material.
Restrictions imposed by our Revolving Credit Facility may materially limit our ability to operate our business and finance our future operations or capital needs.
The terms of our Revolving Credit Facility may restrict us and our subsidiaries from engaging in specified types of transactions. These covenants, subject to certain limitations and exceptions, restrict our ability, and that of our subsidiaries, to, among other things:
•incur indebtedness;
•incur liens;
•make investments, including engaging in mergers or acquisitions;
•convey, sell, lease, transfer or otherwise dispose of assets;
•pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests;
•make payments in respect of subordinated debt; and
•enter into transactions with affiliates.
Pursuant to our Revolving Credit Facility, we are required to maintain an Adjusted Quick Ratio (as defined in the Revolving Credit Facility) as further described in “Description of Material Indebtedness.” Our ability to borrow under our Revolving Credit Facility depends on our compliance with this financial covenant. Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy the financial covenant. We cannot assure you that we will satisfy the financial covenant in the future, or that our lender will waive any failure to satisfy the financial covenant.
A breach of the financial covenant, or any other covenant in the documents governing our Revolving Credit Facility, could result in a default or event of default under our Revolving Credit Facility. In the event of any event of default under our Revolving Credit Facility, the lender could elect to terminate borrowing commitments and declare all borrowings and loans outstanding thereunder, if any, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, we are required to maintain substantially all of our depository and operating accounts with Western Alliance Bank, subject to certain limited exceptions. Further, substantially all of our assets are pledged as collateral under the Revolving Credit Facility and the lender could exercise its rights under the Revolving Credit Facility with respect to the collateral. Any such exercise of remedies on any material portion of such collateral would likely materially adversely affect our business, financial condition and results of operations.
If we were unable to repay or otherwise refinance borrowings and loans under the Revolving Credit Facility when due, and the lender proceeded against the collateral granted to them to secure the indebtedness under the Revolving Credit Facility, we may be forced into bankruptcy or liquidation. In the event the lender accelerates the repayment of any future borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of future borrowings under our Revolving Credit Facility or other outstanding indebtedness would also likely have a material adverse effect on us.
Risks Related to Taxation Matters
Our ability to use our net operating loss carryforwards and other tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes in the future as a result of our acquisitions of assets and as a result of our initial public offering and/or subsequent shifts in our stock ownership (some of which are outside our control). As a result, our ability to use certain of our pre-change NOLs and tax credits to offset future taxable income, if any, is subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
We are subject to federal income taxes in the United States and state taxes in a number of states. Our effective tax rate could be adversely affected due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in the United States or foreign tax laws, tax treaties, and regulations or the interpretation of them;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the outcome of current and future tax audits, examinations, or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
As we expand the scale of our international business activities, any changes in the United States or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.
In particular, new income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us. The U.S. government may enact additional significant changes to the taxation of business entities including, among other changes, an increase in the corporate income tax rate, significant changes to the taxation of income derived from international operations and an addition of further limitations on the deductibility of business interest. We are currently unable to predict whether such additional changes will occur. If such changes are enacted or implemented, we are currently unable to predict the ultimate impact on our business and therefore there can be no assurance that our business will not be adversely affected.
Any successful action by state or other authorities to collect additional or past indirect taxes, including sales tax and other taxes, or to assert that we are subject to any taxes in a jurisdiction where we do not currently file could materially and adversely affect our business, financial condition and results of operations.

We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. Taxing authorities could assert that we have tax liability in jurisdictions where we do not currently file. A successful assertion that we should be collecting taxes in a jurisdiction where we have not historically done so could result in substantial tax liabilities for previous taxable periods or otherwise could materially and adversely affect our business, financial condition and results of operations.
In addition, it is possible that we could face indirect tax audits and that one or more states or local jurisdictions could seek to impose additional indirect or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. We could also be subject to audits in state, local and foreign jurisdictions for which we have not accrued tax liabilities. Further, the administrative or legislative expansion of a state’s sales tax base to include digital goods or services could materially and adversely affect our business, financial condition and results of operations. While tax policy changes generally have prospective effects, some may be effective retroactively.
Risks Related to Ownership of Our Class A Common Stock
The market price for our Class A common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchased such shares.
The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, many of which are beyond our control, including:
•actual or anticipated changes or fluctuations in our results of operations;
•the guidance we may provide to analysts and investors from time to time, and any changes in, or our failure to perform in line with, such guidance;
•announcements by us or our competitors of new offerings or new or terminated contracts, commercial relationships or capital commitments;
•industry or financial analyst or investor reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•future sales or expected future sales of our Class A common stock;
•investor perceptions of us and the industries in which we operate;
•price and volume fluctuations in the overall stock market from time to time;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•failure of industry or financial analysts to maintain coverage of us, the issuance of new or updated reports or recommendations by any analysts who follow our company, or our failure to meet the expectations of investors;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•litigation involving us, other companies in our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or proprietary rights or our platform, or third-party intellectual or proprietary rights;
•announced or completed acquisitions of businesses or technologies, or other strategic transactions by us or our competitors;
•actual or perceived breaches of, or failures relating to, privacy, data protection or data security;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•actual or anticipated changes in our management or our board of directors;
•expiration of contractual lock-up agreements with our executive officers, directors and stockholders;
•material weaknesses, if any, in our internal control over financial reporting;
•general economic conditions and slow or negative growth of our target markets;

•other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and
•the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.
Furthermore, the stock market has experienced extreme volatility that in some cases has been unrelated or disproportionate to the operating performance of particular companies. These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock.
The dual-class structure of our common stock has the effect of concentrating voting power with holders of our Class B common stock, who will have significant influence over us and, if acting together, will be able to control matters requiring stockholder approval.
Our Class A common stock has one vote per share and our Class B common stock has 10 votes per share. As of June 30, 2025, the holders of our outstanding Class B common stock held 86% of the voting power of our outstanding capital stock, which voting power may increase over time as Mr. Douglas exercises his options that are exercisable for shares of our Class B common stock. If all such outstanding options held by Mr. Douglas had been exercised for shares of our Class B common stock as of June 30, 2025, the shares held by Mr. Douglas would represent 24% of the voting power of our outstanding capital stock. As a result, Mr. Douglas and our principal stockholders will be able to exert significant influence over us and, if acting together, will be able to control matters requiring stockholder approval, including the election of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation (as currently in effect, the "Certificate of Incorporation") and our Amended and Restated Bylaws (as currently in effect, the "Bylaws") and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.
Additionally, future transfers by holders of our Class B common stock will generally result in those shares converting into our Class A common stock, subject to limited exceptions. The conversion of our Class B common stock to our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of our Class B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant influence as other holders of our Class B common stock sell or otherwise convert their shares into our Class A common stock. In addition, the conversion of our Class B common stock into our Class A common stock would dilute holders of our Class A common stock in terms of voting power within our Class A common stock.
The dual-class structure of our common stock may adversely affect the trading market for our Class A common stock.
Certain stock index providers have excluded companies with multiple classes of shares of common stock from being added to certain stock indices. The multi-class structure of our common stock would therefore make us ineligible for inclusion in indices with such restrictions and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock.
In addition, several stockholder advisory firms and large institutional investors have been critical of the use of multi-class structures. Such stockholder advisory firms may publish negative commentary about our corporate governance practices or our capital structure, which may dissuade large institutional investors from purchasing shares of our Class A common stock.
These actions could make our Class A common stock less attractive to other investors and may result in a less active trading market for our Class A common stock.
Future sales of substantial amounts of our Class A common stock in the public markets, or the perception that such sales might occur, could reduce the price that our Class A common stock might otherwise attain.
Future sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of June 30, 2025, we had an aggregate of 43,579,379 shares of our

Class A common stock outstanding. This includes 11,700,000 shares of Class A common stock that may be resold in the public market immediately without restriction, unless purchased by our affiliates. Substantially all of the remaining shares are currently restricted as a result of securities laws or restrictions in market stand-off provisions or the lock-up agreements (which may be waived at any time, with or without notice, by Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., underwriters in our initial public offering).
We, each of our officers and directors, and substantially all of our other existing stockholders are subject to lock-up agreements that restrict our ability to transfer shares of our Class A common stock and our Class B common stock and related securities, including any hedging transactions, for a period beginning on May 21, 2025 and ending on the date that is 180 days thereafter, subject to certain exceptions and early release provisions.
Following the expiration of the applicable lock-up period, all of the issued and outstanding shares of our Class A common stock and our Class B common stock will be eligible for future sale, subject to the applicable volume, manner of sale, holding periods, and other limitations of Rule 144. Morgan Stanley & Co. LLC and Citigroup Global Markets Inc. may, in their sole discretion, release all or any portion of the shares subject to lock-up agreements at any time and for any reason. In addition, holders of approximately 47.4 million shares of our Class A and Class B common stock have certain rights to require us to register the sale of Class A common stock held by such stockholders, including in connection with underwritten offerings. Sales of significant amounts of stock in the public market upon expiration of lock-up agreements, the perception that such sales may occur, or early release of any lock-up agreements, could adversely affect prevailing market prices of our Class A common stock or make it more difficult for you to sell your shares of Class A common stock at a time and price that you deem appropriate.
The market price of our Class A common stock may drop significantly when the restrictions on resale by our existing stockholders lapse, including in the event of a partial release under the lock-up agreement, when we register the sale of our stockholders’ remaining shares of our Class A common stock, or if there is an expectation that such a lapse of resale restrictions or registration of shares will occur. A decline in the trading price of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of our Class A common stock or other equity securities and may impair your ability to sell shares of our Class A common stock at a price higher than the price you paid for them or at all.
Your ownership and voting power may be diluted by the issuance of additional shares of our common stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise.
As of June 30, 2025, we had 351,726,546 shares of Class A common stock and 71,008,517 shares of Class B common stock authorized but unissued. Each share of our Class B common stock has 10 votes on matters submitted to a vote of our stockholders and our Class A common stock has one vote. Subject to compliance with applicable rules and regulations, we may issue additional shares of our Class A common stock or our Class B common stock or securities convertible into our Class A common stock from time to time for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. As of June 30, 2025, we had 8,150,511 shares of our Class A common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $12.40 per share, 5,097,792 of which were vested as of such date, and additional shares of our common stock reserved for future issuance under our 2009 Equity Incentive Plan, QuickFrame Inc. 2018 Stock Plan, Amended and Restated 2021 Equity Incentive Plan and 2025 Incentive Award Plan (collectively, the "Existing Plans"). Any additional shares of our Class A common stock and our Class B common stock that we issue, including under our equity incentive plans that we may adopt in the future would dilute the percentage ownership and voting power held by the investors who purchase Class A common stock. In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of common stock. Any such issuance could substantially dilute the ownership and voting power of our existing stockholders and cause the market price of our common stock to decline.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.
Our Certificate of Incorporation authorizes us to issue one or more series of preferred stock. Our board of directors have the authority to determine the preferences, limitations, and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of our company, discouraging bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and depress the market price of our Class A common stock.
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our Certificate of Incorporation and Bylaws contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors, including transactions in which stockholders might otherwise receive a premium for their shares. Among others, our Certificate of Incorporation and Bylaws include the following provisions:
•the dual-class structure that provides holders of shares of our Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding capital stock;
•the delegation to our board of directors of the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by any such expansion or the resignation, death or removal of a director, which will prevent stockholders from being able to fill vacancies on our board of directors;
•the division of our board of directors into three classes, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;
•a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders;
•a forum selection clause, which means certain litigation against us can only be brought in Delaware;
•no authorization of cumulative voting, which limits the ability of minority stockholders to elect director candidates;
•directors will only be able to be removed for cause and only by the affirmative vote of two-thirds of the voting power of our then-outstanding capital stock;
•certain amendments to our Certificate of Incorporation and Bylaws require the approval of two-thirds of the voting power of our then-outstanding capital stock;
•the affirmative vote of two-thirds of the voting power of our then-outstanding capital stock, voting as a single class, will be required for stockholders to amend or adopt any provision of our Bylaws; and
•the authorization of undesignated or “blank check” preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders, which could be used to significantly dilute the ownership and voting rights of a hostile acquirer.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. In addition, as a Delaware corporation, we are also subject to Section 203 of the Delaware General Corporation Law (“DGCL”), which prevents stockholders holding more than 15% of our outstanding capital stock from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned 85% of the common stock or (iii) following board approval, the business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder.
Any provision of our Certificate of Incorporation, Bylaws or Delaware law that has the effect of delaying, preventing, or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed by investors as discouraging future takeover attempts or other transactions that may be in the best interests of our stockholders or that may otherwise enable them to obtain a greater return on their investment, which may impair your ability to sell shares of our Class A common stock at a price greater than the price you paid for them or at all.
Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, and federal district courts are the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or team members.
Our Certificate of Incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, team members or other agents to us or to our stockholders; (c) any action asserting a claim arising pursuant to the DGCL, our Certificate of Incorporation or Bylaws (as either may be amended and/or restated), or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware; or (d) any action asserting a claim governed by the internal affairs doctrine. Under our Certificate of Incorporation, this exclusive forum provision will not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Securities Act, Exchange Act, or the rules and regulations thereunder. Our Certificate of Incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. There is uncertainty as to whether a court would enforce this provision with respect to claims under the Securities Act, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, team members or other agents, which may discourage such lawsuits against us and our directors, officers, team members and other agents. Alternatively, if a court were to find the choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
Our Certificate of Incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our subsidiaries.
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our Certificate of Incorporation, to the fullest extent permitted from time to time by Delaware law, renounces any interest or expectancy that we otherwise would have in, and all rights to be offered an opportunity to participate in, any business opportunity that from time to time may be presented to any director or stockholder party to the A&R IRA (as defined below) who is not employed by us or our subsidiaries (each such person, an “exempt person”). In addition, to the fullest extent permitted by law, if an exempt person acquires knowledge of a potential transaction or other business opportunity which may be a corporate opportunity for itself, himself or herself or its, his or her affiliates or for us or our subsidiaries, such exempt person will have no duty to communicate or offer such transaction or business opportunity to us or any of our subsidiaries and such exempt person may take any such transaction or opportunity for themselves or offer it to another person or entity.
As a result, certain of our stockholders, directors and their respective affiliates will not be prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business and growth prospects.
We are highly dependent on our chief executive officer, as well as our senior management team, and our business and growth may be adversely affected if we fail to attract, retain, and motivate key personnel.
Our future success depends in significant part on the continued service of our key management and engineering personnel, including our founder and CEO, Mark Douglas. Our ability to compete and grow depends in part on the efforts and talents of our team members and executives, who are important to our vision, strategic direction, culture, products, and technology. The loss of Mr. Douglas or any other member of our senior management team could cause disruption and adversely affect our business, financial condition and results of operations.
In addition, our ability to execute our strategy depends in part on our continued ability to identify, hire, develop, motivate, and retain highly skilled team members. In particular, our brand marketing, which we view as a key differentiator for our success, is highly dependent on the experience and global influence of our creative team, which includes globally recognized figures with substantial social media followings, as well as renowned industry leaders. Any unfavorable publicity regarding such figures or us could negatively impact our brand marketing or otherwise cause us reputational harm, which could have an adverse effect on our business, results of operations, and financial condition. We believe that our corporate culture has been an important factor in our ability to hire and retain key team members, and if we are unable to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and teamwork we believe we need to support our growth. While we believe we compete favorably, competition for highly skilled team members is intense. Interviewing, hiring, and integrating new team members has been and will continue to be particularly challenging during the adoption of our entirely remote working plans. As part of our entirely remote working plans, we will devote increased efforts to maintaining our collaborative culture, including through the use of videoconferencing and other online communication and sharing tools, and to monitoring the health, safety, morale, and productivity of our team members, including new team members. If we are unable to identify, hire, and retain highly skilled team members, our business, financial condition, and results of operations could be adversely affected.
Our business is subject to the risk of catastrophic events such as pandemics, earthquakes, flooding, fire, and power outages, and to interruption by man-made problems such as terrorism.
Our business is vulnerable to damage or interruption from pandemics, earthquakes, flooding, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, the conflicts in Ukraine, the Middle East and tensions between China and Taiwan, and economic sanctions imposed in connection with such conflicts, and similar events. A significant natural disaster could have a material adverse effect on our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or customers’ and partners’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting the United States. As we rely heavily on our data center facilities, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt customers’ and partners’ businesses, which could have an adverse effect on our business, results of operations, and financial condition.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies.” These provisions include, among other exemptions, that:
•we are permitted to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure;
•we are not required to engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•we are not required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•we are not required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes;” and
•we are not required to disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.
We may take advantage of these exemptions until the last day of our fiscal year following the fifth anniversary of the closing of our initial public offering or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company if (i) we have $1.235 billion or more in annual revenue in any fiscal year, (ii) if we qualify as a “large accelerated filer,” as defined in the rules under the Exchange Act, which, will occur if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of our most recently completed second fiscal quarter, we have been subject to the Exchange Act reporting requirements for at least 12 calendar months and we have filed at least one Annual Report on Form 10-K, or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period. We have elected to take advantage of certain of the reduced reporting and other obligations described above and intend to take advantage of reduced reporting requirements in the future for so long as we are able to do so. The JOBS Act also permits an emerging growth company like us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we (x) are no longer an emerging growth company, or (y) affirmatively and irrevocably opt-out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and the reported results of operations contained therein may not be directly comparable to those of other public companies.
We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may decline or be more volatile.
We do not anticipate paying dividends on our Class A common stock in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.
We have never declared or paid any cash dividends on our Class A common stock or Class B common stock and do not anticipate paying any cash dividends on our Class A common stock or Class B common stock in the foreseeable future. We anticipate that we will retain all of our available funds and any future earnings for use in the operation and expansion of our business. Any future determination as to the payment of cash dividends will be at the discretion of our board of directors and will depend on, among other things, our business prospects, financial condition, results of operations, current and anticipated cash needs and availability, industry trends and other factors that our board of directors may consider to be relevant. Our ability to pay cash dividends on our Class A common stock in the future may also be limited by the terms of any preferred securities we may issue or financial and other covenants in any instruments or agreements governing any additional indebtedness we may incur in the future. Consequently, investors who purchase shares of our Class A common stock may be unable to realize a return on their investment except by selling such shares after price appreciation, which may never occur. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our Class A common stock.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
General Risk Factors
Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry and the global economy on us and our customers. Current or future economic uncertainties or downturns could adversely affect our business, financial condition and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial, and credit market fluctuations, inflation, interest rate volatility, labor shortages, political turmoil, natural catastrophes, major epidemics or pandemics, or outbreak of infectious disease, warfare, protests and riots, and terrorist attacks on the United States, Europe, the Middle East and the Asia Pacific region, or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, financial condition and results of operations could be adversely affected.
The U.S. government recently announced tariffs on products imported from jurisdictions outside the United States and has made announcements regarding the potential imposition of tariffs on other jurisdictions. The U.S. government may in the future impose, reimpose, increase, or pause tariffs, and countries subject to such tariffs have and, in the future may, impose reciprocal tariffs or impose other protectionist or retaliatory trade measures in response. Any deterioration in general economic conditions, including as a result of the geopolitical environment or inflation (as well as government policies such as raising interest rates in response to inflation), could increase uncertainties and risks relating to our customers’ demand and the overall demand for advertising or to the economic health of our current and prospective marketers. There can be no assurance that we will be able to mitigate the impacts of the foregoing or any future changes in global trade dynamics on our business.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, or at all.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described in this Form 10-Q.
In addition, the variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our offerings or generate any particular level of revenue for us. In addition, our ability to expand in any of our target markets depends on a number of factors, including the cost, performance, and perceived value associated with our platform and those of our competitors. Even if the markets in which we compete meet the size estimates and forecasted growth, our business could fail to grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.
If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our Class A common stock, the market price and trading volume of our Class A common stock could decline.
The trading market for our Class A common stock is influenced by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our Class A common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our company, the market price of our Class A common stock would likely decline. In addition, the share prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance they have publicly announced or the expectations of analysts and investors. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause the market price or trading volume of our Class A common stock to decline.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. The accounting for our business is complicated, particularly in the area of revenue recognition, and is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in SEC or other agency policies, rules, regulations, and interpretations of accounting regulations. Changes to our business model and accounting methods, principles, or interpretations could result in changes to our consolidated financial statements, including changes in revenue and expenses in any period, or in certain categories of revenue and expenses moving to different periods, may result in materially different financial results, and may require that we change how we process, analyze, and report financial information and our financial reporting controls.
We may need additional capital in the future to meet our financial obligations and to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to meet our financial obligations and grow our business.
We may need to raise additional capital to fund operations in the future or to finance acquisitions or other business objectives. Additional capital may not be available on favorable terms or at all. Lack of sufficient capital resources could significantly limit our ability to meet our financial obligations or to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or convertible debt securities would dilute your stock ownership, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain adequate financing or financing on terms satisfactory to us when we require it, and as such we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies and expansion of our business.
We utilize Insured Cash Sweep services to reduce the exposure of our cash and cash equivalent balances that exceed FDIC limits at any one financial institution. As such, our exposure is limited to daily net inflows that are greater than the FDIC limit, which is eliminated at the end of the day when the excess funds are swept out. However, we may, from time to time, have bank deposits at one financial institution in excess of FDIC insured limits. Market conditions can impact the viability of these institutions. In the event of failure of the financial institutions where we maintain our cash and cash equivalents or if there is continued turmoil in the banking industry generally, we may not be able to access uninsured funds in a timely manner or at all, which would adversely impact our business, financial condition and results of operations.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
On May 23, 2025, we completed our IPO, in which 8,400,000 shares of Class A common stock were issued and sold by the Company at $16.00 per share ("IPO Price"). The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-285471), which was declared effective by the SEC on May 21, 2025. The Company received net proceeds of $114.8 million after deducting underwriting discounts and commissions of $9.1 million and offering costs of approximately $10.6 million. We have used a portion of the net proceeds and intend to use the remainder of the net proceeds from our IPO for general corporate purposes, including operating expenses as we invest in personnel and tools to continue to improve our software, and working capital. In addition, we may use a portion of the net proceeds we received from our IPO to acquire or make investments in businesses, products, offerings, and technologies, although we do not have agreements or commitments for any material acquisitions or investments at this time.
The Selling Stockholders offered and sold an additional 3,300,000 shares of our Class A common stock at the IPO Price in a secondary offering, for which the Company received no proceeds. In connection with the secondary offering, on May 23, 2025, the underwriters for the IPO purchased an additional 1,755,000 shares of our Class A common stock pursuant to the exercise of their option in full to purchase additional shares of Class A common stock from the Selling Stockholders at the IPO Price less underwriting discounts and commissions, with all proceeds going to the Selling Stockholders.
The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC, Citigroup Global Markets Inc. and Evercore Group L.L.C.. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to purchases of the Company’s Class A common stock by the Company and its affiliated purchasers made during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	—	—	—	—
May 1, 2025 to May 31, 2025	626,588	$16.00	—	—
June 1, 2025 to June 30, 2025	—	—	—	—
Total	626,588	$16.00
(1)    In May 2025, in connection with the settlement of the Convertible Notes, the Company repurchased 626,588 shares of Class A common stock for an aggregate amount of $10.0 million at a per share price of $16.00. For further information, see Note 8, Convertible Debt and Warrant Liabilities to our condensed consolidated financial statements included elsewhere in this Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.
(c)     During the three months ended June 30, 2025, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following exhibits are either filed herewith or incorporated herein by reference:

Number	Description	Form	File No.	Date	Exhibit	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of MNTN, Inc.	8-K	001-42664	05/23/25	3.1
3.2	Amended and Restated Bylaws of MNTN, Inc.	8-K	001-42664	05/23/25	3.2
4.1 +	Amended and Restated Investors’ Rights Agreement, dated as of May 23, 2025, by and among the Registrant and certain of its shareholders.					*
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-285471	03/12/25	10.1
10.2	Registrant’s 2025 Incentive Award Plan.	S-1/A	333-285471	03/12/25	10.5
10.3	Form of 2025 Plan Stock Option Agreement.	S-1/A	333-285471	03/12/25	10.6
10.4	Form of 2025 Plan Restricted Stock Unit Award Agreement.	S-1/A	333-285471	03/12/25	10.7
10.5	Form of 2025 Employee Stock Purchase Plan.	S-1/A	333-285471	03/12/25	10.8
10.6	Non-Employee Director Compensation Policy.	S-1/A	333-285471	03/12/25	10.9
10.7	Employment Agreement between the Registrant and Patrick A. Pohlen, dated May 13, 2025.	S-1/A	333-285471	05/14/25	10.10
10.8	Employment Agreement between the Registrant and Mark Douglas, dated May 13, 2025.	S-1/A	333-285471	05/14/25	10.11
10.9	Employment Agreement between the Registrant and Christopher Innes, dated May 13, 2025.	S-1/A	333-285471	05/14/25	10.12
10.10	Fifth Modification to Amended and Restated Business Financing Agreement, dated April 3, 2025, between the Registrant, as borrower, and Western Alliance Bank, as lender.	S-1/A	333-285471	04/30/25	10.16
10.11	Sixth Modification to Amended and Restated Business Financing Agreement, dated May 9, 2025, between the Registrant, as borrower, and Western Alliance Bank, as lender.	S-1/A	333-285471	05/14/25	10.19
10.12 #	Omnibus Amendment and Notice Conversion Agreement, as of April 1, 2025	S-1/A	333-285471	04/30/25	10.20
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

Number	Description	Form	File No.	Date	Exhibit	Filed / Furnished Herewith

101.ins	Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.sch	XBRL Taxonomy Schema Linkbase Document					*
101.cal	XBRL Taxonomy Calculation Linkbase Document					*
101.def	XBRL Taxonomy Definition Linkbase Document					*
101.lab	XBRL Taxonomy Label Linkbase Document					*
101.pre	XBRL Taxonomy Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith
**    Furnished herewith
+    Certain of the schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The registrant hereby undertakes to provide further information regarding such omitted materials to the Commission upon request.
#    Certain portions of this exhibit (indicated by “###”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MNTN, INC.
Date: August 11, 2025	By:	/s/ Mark Douglas
Mark Douglas
Chairman of the Board and Chief Executive Officer
(principal executive officer and authorized signatory)

Date: August 11, 2025	By:	/s/ Patrick A. Pohlen
Patrick A. Pohlen
Chief Financial Officer
(principal financial officer and principal accounting officer and authorized signatory)