Form 10-Q
period 2025-09-30
MNTN, Inc.
filed 2025-11-10
CIK 1891027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 44,231,894 shares of Class A common stock outstanding and 28,991,383 shares of Class B common stock outstanding.

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
Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including but not limited to the following principal risks and uncertainties:
•reduced growth and expansion of CTV and performance marketing using CTV, including if the adoption of CTV by customers develops more slowly than we expect, as well as the reduced growth and expansion of our PTV platform;
•our dependence on a limited number of large customers and the inability to attract new customers, expand existing customer usage of our platform or achieve our customers’ ROAS and other specific campaign goals;
•reduced demand for advertising, including factors that affect the level of demand and resulting amount of spend on general and digital advertising, such as economic downturns, geopolitical conflicts, supply chain shortages, interest rate volatility, labor shortages, actual or perceived instability in the banking industry and inflation and any health epidemics or other contagious outbreaks;
•our results of operations may fluctuate significantly and may not meet our expectations or those of securities analysts and investors;
•seasonal fluctuations in the demand for digital advertising and our solutions;
•our short operating history in PTV;
•inability to manage our growth effectively, and maintain the quality of our platform as we expand;
•failure of our sales and marketing efforts to yield the results we seek;
•our product development and innovation may be inefficient or ineffective;
•our customers' material reduction of the use of our platform;
•errors, defects, or unintended performance problems with our platform;
•changes or developments in the laws, regulations and industry requirements related to data privacy, data protection, information security and consumer protection, and failure to comply with such laws, regulations and industry requirements;
•inability to collect, use, and disclose data, including the use of pixels or other similar technologies;
•the use of digital advertising is rejected by consumers, through opt-in, opt-out, or ad-blocking technologies or other means that limit the effectiveness of our platform;
•inability to increase the scale and efficiency of our technology infrastructure to support our growth and transaction volumes;
•incurrence of cyberattacks or privacy or data breaches resulting in platform outages or disruptions;
•failure to detect or prevent fraud on our platform, or malware intrusion into the systems or devices of our customers and their audiences;
•the intensely competitive market that we operate in;
•inability to maintain our corporate culture as we grow or as we adapt to an entirely remote work environment, including if we fail to attract, retain, and motivate key personnel;
•inability to identify and integrate future acquisitions and new technologies;
•our reliance on technological intermediaries to purchase ad inventory on behalf of customers;
•the impact of any health epidemics, contagious outbreaks, the ongoing conflicts in Ukraine, the Middle East and tensions between China and Taiwan, and changes in the macroeconomic conditions on global markets, including inflation and interest rate volatility, the advertising industry and our results of operations, and the response by governments and other third parties;
•unfavorable or otherwise costly outcomes of lawsuits and claims that arise from the extensive laws and regulations to which we are subject;
•risks related to taxation matters;
•risks related to the ownership of our Class A common stock; and
▪other important factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our final prospectus on Form 424(b) filed with the Securities and Exchange Commission (the "SEC") on May 22, 2025 (the "Prospectus") and in Part I., Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II., Item 1A. “Risk Factors” in this Form 10-Q.
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
•“AVOD” refers to ad-supported video on demand, a streaming video service that allows users to have access to certain on-demand programs with advertising content;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MNTN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2025 and December 31, 2024
(In thousands, except par value and share amounts)
(Unaudited)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$179,172	$82,562
Accounts receivable, net of allowance for expected credit losses of $2,078 and $1,369 at September 30, 2025 and December 31, 2024, respectively	57,746	66,900
Prepaid expenses and other current assets	17,241	8,931
Total current assets	254,159	158,393
Internal use software, net	16,434	12,446
Property and equipment, net	—	100
Intangible assets, net	13,379	15,352
Goodwill	51,903	51,903
Other assets, non-current	—	550
Total assets	$335,875	$238,744
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$54,659	$63,564
Accrued payroll and related liabilities	2,791	3,238
Short-term note payable	—	579
Convertible debt (includes $0 and $22,673 to related parties at September 30, 2025 and December 31, 2024, respectively)	—	49,670
Embedded derivative liability	—	24,931
Other current liabilities	5,422	13,264
Total current liabilities	62,872	155,246
Warrant liabilities	—	18,858
Other liabilities, non-current	6,270	3,351
Total liabilities	69,142	177,455
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.0001 par value: no shares authorized, issued, or outstanding at September 30, 2025; 55,504,004 shares authorized, 41,994,022 shares issued and outstanding, liquidation preference of $165,776 at December 31, 2024	—	168,888
Stockholders' equity (deficit):
Common stock, $0.0001 par value: no shares authorized, issued, or outstanding at September 30, 2025; 104,100,000 shares authorized, 14,247,476 shares issued and outstanding at December 31, 2024	—	1
Class A common stock, $0.0001 par value: 400,000,000 shares authorized, 44,223,433 shares issued and outstanding at September 30, 2025; Class B common stock, $0.0001 par value: 100,000,000 shares authorized, 28,991,483 shares issued and outstanding at September 30, 2025; no shares authorized, issued, or outstanding at December 31, 2024 for either class	7	—
Additional paid-in capital	572,515	147,255
Treasury stock	(10,025)	—
Notes receivable from employees	(179)	(173)
Accumulated deficit	(295,585)	(254,682)
Total stockholders' equity (deficit)	266,733	(107,599)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$335,875	$238,744
The accompanying notes are an integral part of these condensed consolidated financial statements.

MNTN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2025 and 2024
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$70,023	$57,127	$202,995	$155,759
Cost of revenues	14,789	16,181	50,523	47,871
Gross profit	55,234	40,946	152,472	107,888
Operating expenses:
Technology and development	13,714	8,158	34,054	23,761
Sales and marketing	21,353	19,034	67,335	55,415
General and administrative	11,980	12,722	45,588	38,255
Amortization of acquired intangibles	657	658	1,973	1,973
Total operating expenses	47,704	40,572	148,950	119,404
Operating income (loss)	7,530	374	3,522	(11,516)
Other income (expense):
Interest income (expense), net	1,991	(1,085)	1,544	(5,797)
Other expense, net	(1,139)	(3,115)	(46,346)	(11,353)
Total other income (expense)	852	(4,200)	(44,802)	(17,150)
Income (loss) before income tax provision	8,382	(3,826)	(41,280)	(28,666)
Income tax expense (benefit)	1,946	58	(377)	191
Net income (loss)	$6,436	$(3,884)	$(40,903)	$(28,857)
Net income (loss) attributable to common stockholders	$6,436	$(3,884)	$(40,903)	$(28,857)
Earnings (loss) per share:
Basic	$0.09	$(0.28)	$(0.95)	$(2.11)
Diluted	$0.08	$(0.28)	$(0.95)	$(2.11)
Weighted average shares outstanding:
Basic	73,687,528	14,095,088	43,173,757	13,666,982
Diluted	80,737,188	14,095,088	43,173,757	13,666,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

MNTN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Nine Months Ended September 30, 2025 and 2024
(In thousands, except share amounts)
(Unaudited)

	Redeemable Convertible Preferred Stock			Common Stock(1)		Additional Paid-In Capital	Treasury Stock	Notes Receivable from Employees	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	41,994,022	$168,888		13,400,272	$1	$115,891	$—	$—	$(221,805)	$(105,913)
Issuance of common stock upon exercise of options	—	—		39,889	—	78	—	—	—	78
Stock-based compensation	—	—		—	—	7,803	—	—	—	7,803
Net loss	—	—		—	—	—	—	—	(15,699)	(15,699)
Balance at March 31, 2024	41,994,022	$168,888		13,440,161	$1	$123,772	$—	$—	$(237,504)	$(113,731)
Issuance of common stock upon exercise of options	—	—		77,940	—	117	—	—	—	117
Stock-based compensation	—	—		—	—	7,828	—	—	—	7,828
Net loss	—	—		—	—	—	—	—	(9,274)	(9,274)
Balance at June 30, 2024	41,994,022	$168,888		13,518,101	$1	$131,717	$—	$—	$(246,778)	$(115,060)
Issuance of common stock upon exercise of options	—	—		756,249	—	257	—	(170)	—	87
Stock-based compensation	—	—		—	—	7,739	—	—	—	7,739
Repurchase of common stock	—	—		(26,180)	—	(183)	—	—	—	(183)
Interest accrued on notes receivable from employees	—	—		—	—	—	—	(1)	—	(1)
Net loss	—	—		—	—	—	—	—	(3,884)	(3,884)
Balance at September 30, 2024	41,994,022	$168,888		14,248,170	$1	$139,530	$—	$(171)	$(250,662)	$(111,302)

Balance at December 31, 2024	41,994,022	$168,888		14,247,476	$1	$147,255	$—	$(173)	$(254,682)	$(107,599)
Issuance of common stock upon exercise of options	—	—		299,640	—	744	—	—	—	744
Stock-based compensation	—	—		—	—	14,060	—	—	—	14,060
Release of shares due to loan forgiveness	—	—		1,894,054	1	—	—	—	—	1
Interest accrued on notes receivable from employees	—	—		—	—	—	—	(2)	—	(2)
Net loss	—	—		—	—	—	—	—	(21,111)	(21,111)
Balance at March 31, 2025	41,994,022	$168,888		16,441,170	$2	$162,059	$—	$(175)	$(275,793)	$(113,907)
Conversion of redeemable convertible preferred stock to Class A common stock in connection with initial public offering	(41,994,022)	$(168,888)		41,994,022	$4	$168,884	$—	$—	$—	$168,888
Issuance of Class A common stock in connection with initial public offering, net of underwriting discounts, commissions, and other offering costs	—	—		8,400,000	1	114,771	—	—	—	114,772
Conversion of convertible debt to Class A common stock upon initial public offering	—	—		6,056,425	—	96,902	—	—	—	96,902
Repurchase of Class A common stock due to convertible debt put option election upon initial public offering	—	—		(626,588)	—	—	(10,025)	—	—	(10,025)
Issuance of common stock upon exercise of options	—	—		305,833	—	895	—	—	—	895
Stock-based compensation	—	—		—	—	7,624	—	—	—	7,624
Interest accrued on notes receivable from employees	—	—		—	—	—	—	(2)	—	(2)
Net loss	—	—		—	—	—	—	—	(26,228)	(26,228)
Balance at June 30, 2025	—	$—		72,570,862	$7	$551,135	$(10,025)	$(177)	$(302,021)	$238,919
Issuance of common stock upon exercise of options	—	—	—	108,594	—	950	—	—	—	950
Issuance of common stock upon vesting of restricted stock units	—	—		1,264	—	—	—	—	—	—
Stock-based compensation	—	—		—	—	5,558	—	—	—	5,558
Interest accrued on notes receivable from employees	—	—		—	—	—	—	(2)	—	(2)
Issuance of common stock upon exercise of warrants	—	—		534,196	—	14,872	—	—	—	14,872
Net income	—	—		—	—	—	—	—	6,436	6,436
Balance at September 30, 2025	—	$—		73,214,916	$7	$572,515	$(10,025)	$(179)	$(295,585)	$266,733
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

MNTN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2025 and 2024
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(40,903)	$(28,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	27,242	23,370
Change in value of embedded derivative	16,574	10,079
Change in value of warrant liabilities	(3,986)	1,583
Change in value of contingent liabilities	2,919	(329)
Change in value of convertible debt, excluding interest	4,395	—
Depreciation and amortization	7,282	5,772
Loss on extinguishment of convertible debt	26,436	—
Accretion of warrant discount on convertible debt	949	5,046
Interest accrued on convertible debt and short-term note payable	1,092	2,129
Provision for bad debts	1,226	1,474
Release of indemnification related to QuickFrame Holdback	(579)	—
Interest income from notes receivable	(146)	(1)
Change in operating assets and liabilities:
Accounts receivable	6,756	(12,858)
Prepaid expenses and other assets	(4,266)	(390)
Accounts payable and accrued expenses	(9,242)	8,571
Accrued payroll and related liabilities	(448)	(1,096)
Other current liabilities	(8,381)	1,079
Net cash provided by operating activities	26,920	15,572
Cash flows from investing activities:
Issuance of short term notes receivable	(9,611)	—
Capitalized internal use software costs	(9,202)	(7,247)
Net cash used in investing activities	(18,813)	(7,247)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	125,328	—
Payments of initial public offering costs	(5,389)	—
Payments on revolving credit facility	—	(7,500)
Proceeds from revolving credit facility	—	2,500
Payments on settlement of convertible debt	(24,000)	—
Proceeds from exercises of stock options	2,589	283
Payments to repurchase and retire common stock	(10,025)	(183)
Net cash provided by (used in) financing activities	88,503	(4,900)
Net increase in cash and cash equivalents	96,610	3,425
Cash and cash equivalents, beginning of period	82,562	54,968
Cash and cash equivalents, end of period	$179,172	$58,393

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,143	$178
Cash paid (received) for income taxes	3,319	(1,308)

Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to Class A common stock upon initial public offering	$168,888	$—
Conversion of convertible debt into Class A common stock upon initial public offering	96,902	—
Reclassification of deferred offering costs to additional paid-in capital in connection with initial public offering	4,830	—
Deferred offering costs not yet paid	338	—
Conversion of common stock to Class A and Class B common stock upon initial public offering	2	—
Cashless exercise of common stock warrants	14,872	—
Issuance of warrants in connection with convertible debt modification	—	2,418
Issuance of employee loans for exercise of stock options	—	170
Net settlement of employee note receivable and payable	—	484

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
On an ongoing basis, management evaluates its estimates, including those related to the valuation of common stock, contingently redeemable convertible preferred stock and warrants, embedded derivative liabilities, the recognition and disclosure of contingent liabilities, the amounts in the provision for expected credit losses, assumptions used in the Black-

Scholes model to determine the fair value of stock options, determination of useful lives of internal use software, valuation of intangible assets and goodwill, valuation of and the realization of tax assets and estimates of tax liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company may engage third party valuation specialists to assist with estimates related to the valuation of its common stock, intangible assets and goodwill, contingent liabilities, warrant liabilities, convertible debt and embedded derivative liabilities. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from those estimates.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has not opted out of the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of information and consistent categories in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdictions. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public entities, this guidance will be effective on a prospective basis, with an option to apply it retrospectively, for annual periods beginning after December 15, 2024. As an emerging growth company that has not opted out of the extended transition period for complying with new or revised financial accounting standards, the amendments in ASU No. 2023-09 are effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and notes.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disclose additional information about certain expense categories in the notes to the financial statements. This guidance may be applied retrospectively or prospectively for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and notes.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers. This guidance will be effective on a prospective basis, for interim and annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and notes.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software. This guidance may be applied using a retrospective, prospective or modified transition approach for interim and annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and notes.
Significant Accounting Policies
The Company's significant accounting policies are disclosed in its audited consolidated financial statements and related notes thereto included for the year ended December 31, 2024, which can be found in the Company's final prospectus dated May 22, 2025, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933. Other than the accounting policies discussed below, there have been no material changes to the Company's significant accounting policies during the nine months ended September 30, 2025.

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
2.Net Income (Loss) Per Share Attributable to Common Stockholders
Net income (loss) per share ("EPS") attributable to common stockholders consists of the following (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$6,436	$(3,884)	$(40,903)	$(28,857)
Numerator for basic and dilutive EPS – income available to common stockholders	$6,436	$(3,884)	$(40,903)	$(28,857)

Denominator
Denominator for basic EPS – weighted average shares	73,687,528	14,095,088	43,173,757	13,666,982
Effect of dilutive securities:
Stock options and restricted stock units	6,950,958	—	—	—
Warrants	98,702	—	—	—
Denominator for diluted EPS – adjusted weighted average shares and assumed conversions	80,737,188	14,095,088	43,173,757	13,666,982
Basic EPS	$0.09	$(0.28)	$(0.95)	$(2.11)
Diluted EPS	$0.08	$(0.28)	$(0.95)	$(2.11)

Anti-Dilutive Securities excluded in the calculation of EPS
Stock options and restricted stock units	803,079	7,953,931	7,154,276	8,053,527
Preferred stock	—	41,994,022	—	41,994,022
Warrants	—	3,608,794	387,934	3,462,849
Convertible debt	—	2,231,021	—	2,200,227
Total potentially dilutive shares	803,079	55,787,768	7,542,210	55,710,625
3.Fair Value Measurements
The Company follows the FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) in accounting for fair value measurements. ASC 820 defines fair value and prescribes a framework for measuring fair value in accordance with existing generally accepted accounting principles. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value measurements are based on a fair value hierarchy, based on three levels of inputs, of which the first two are considered observable and the last unobservable, which are based on the following:
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
The Company’s financial liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	September 30, 2025	December 31, 2024
Level 3
Series D warrants	$—	$7,882
Common stock warrants	—	10,976
Embedded derivative liabilities	—	24,931
Contingent liabilities	2,919	—
Total financial liabilities	$2,919	$43,789
The Company’s financial liabilities subject to fair value procedures were comprised of the following:
Series D warrants: These warrants were issued to noteholders in connection with the Subordinated Convertible Promissory Notes (the “Convertible Notes”) in 2023. The fair value of these warrants was estimated using the fair value of the Company’s Series D Preferred Stock adjusted for the probability that the Convertible Notes would reach maturity at each measurement date, which are unobservable inputs. The Series D warrants were recorded within warrant liabilities on the condensed consolidated balance sheets. See Note 8, Convertible Debt and Warrant Liabilities, for details of the terms and conditions of the Series D warrants.
Common stock warrants: These warrants were issued to a lender in connection with a bank loan facility extension in 2018. The fair value of these warrants was estimated using the fair value of the Company’s common stock at each measurement date, which, prior to the IPO, was an unobservable input. Subsequent to the IPO, the fair value of the Company's common stock was based on the closing price of the Company's Class A common stock on the valuation date, which is an observable input. The common stock warrants were recorded within warrant liabilities on the condensed consolidated balance sheets and were transferred from Level 3 to Level 1 on the fair value hierarchy subsequent to the IPO in May 2025. The warrants were exercised during the three months ended September 30, 2025. The warrants were marked to fair value immediately prior to exercise and the expense of $3.2 million was recorded within other expense, net, on the condensed consolidated statement of operations during the three months ended September 30, 2025. See Note 8, Convertible Debt and Warrant Liabilities, for details of the terms and conditions of the common stock warrants.
Embedded derivative liabilities: The embedded derivative liabilities represented the embedded features of the Convertible Notes issued in 2023. The Company estimated the fair value of the embedded derivative liabilities using a with-and-without model which compares the estimated fair value of the underlying instrument with the embedded features to the estimated fair value of the underlying instrument without the embedded features, with the difference representing the estimated fair value of the embedded derivative features. The with-and-without model includes significant unobservable inputs including the timing and probability weighting of potential liquidity events, discount rate, illiquidity discount, and expected volatility. Other assumptions used in the model that are not significant unobservable estimates are interest rate and risk-free rate. See Note 8, Convertible Debt and Warrant Liabilities, for details on the embedded derivative liabilities.
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
Convertible debt: On April 1, 2025, the Company and the holders of the Convertible Notes executed an Omnibus Amendment and Note Conversion Agreement (the "Note Conversion Amendment"). As the terms of the Note Conversion

Amendment were determined to be substantially different than the terms of the Convertible Notes prior to the Note Conversion Amendment, the modification was accounted for as a debt extinguishment and the modified Convertible Notes were recorded on the condensed consolidated balance sheets at fair value. The Company estimated the fair value of the Convertible Notes using a scenario-based approach and unobservable inputs including the timing and probability weighting of potential liquidity events, discount for lack of marketability on securities, discount rate, interest rates, expected volatility, and dividend yields. See Note 8, Convertible Debt and Warrant Liabilities, for details on the terms and conditions of the modified Convertible Notes and the Company's election of the fair value option.
Any changes in these assumptions can change the valuation significantly. Changes in fair value are recognized within other expense, net and interest income (expense), net on the condensed consolidated statements of operations.
The following table presents a summary of the changes in fair value of the Company’s Level 3 financial instruments for the nine months ended September 30, 2025 (in thousands):

	Series D Warrants	Common Stock Warrants	Embedded Derivative Liabilities	Contingent Liabilities	Convertible Debt	Total
Balance at December 31, 2024	$7,882	$10,976	$24,931	$—	$—	$43,789
Additions	—	—	—	—	119,257	119,257
Extinguishments	—	—	(41,505)	—	(124,047)	(165,552)
Change in fair value included in other expense, net	(7,882)	711	16,574	2,919	4,395	16,717
Change in fair value included in interest income (expense), net	—	—	—	—	395	395
Transfers out of Level 3	—	(11,687)	—	—	—	(11,687)
Balance at September 30, 2025	$—	$—	$—	$2,919	$—	$2,919
The range of assumptions used to calculate the fair value of the Series D Warrants, embedded derivative liabilities, contingent liabilities, and convertible debt during the nine months ended September 30, 2025 were as follows:

	Series D Warrants	Embedded Derivative Liability	Contingent Liabilities	Convertible Debt
Interest rate	-	6.0%	-	6.0%
Risk-free rate	4.2%	3.9% - 4.3%	3.6% - 3.7%	3.9% - 4.3%
Discount rate	-	40.0%	-	40.0%
Probability weight	10.0%	1.3% - 75.0%	-	1.3% - 75.0%
Expected volatility	65.0%	65.0%	61.0% - 70.0%	65.0%
Expected term (years)	0.8	0.3 - 2.0	1.5 - 1.8	0.3 - 2.0
4.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Prepaid expenses and events	$5,728	$2,934
Creative production advances	618	1,048
Deferred offering costs	—	4,825
Income tax overpayment	369	18
Notes receivable	10,455	—
Other	71	106
Total	$17,241	$8,931

Notes Receivable - Maximum Effort Marketing
As part of the closing of the Maximum Effort Marketing Transaction, the Company made available to the buyer a line of credit of up to $5.0 million. The line of credit, once drawn upon, shall accrue interest on the unpaid principal amount then outstanding at a per annum rate equal to 8.00%. Payments of the outstanding principal amount and any accrued and unpaid interest shall be due and payable in cash on the Maturity Date of December 31, 2025. Amounts outstanding may be repaid to the Company at any time up to the Maturity Date. As of September 30, 2025, $5.2 million of principal and accrued interest is outstanding.
Notes Receivable - AMT Notes
In April 2025, the Company issued full recourse promissory notes and pledge agreements with four employees to facilitate alternative minimum tax liability payments for a total of $4.6 million (the "AMT Notes"). The AMT Notes accrue interest at a rate of 4.46% per annum. The notes are due upon the earliest of (i) the seven-year anniversary of the note, (ii) thirty calendar days following the date of the borrower's termination of employment with the Company, (iii) the date immediately prior to the day that the existence of the note would otherwise violate the Sarbanes-Oxley Act of 2002, (iv) immediately prior to the closing of a change in control of the Company, or (v) five calendar days following the expiration of the Company's Market Stand-off Period, which is defined as the earlier of (i) the second trading day immediately following the Company's public release of earnings for the quarter ending September 30, 2025, and (ii) 180 days after the date of the Company's final prospectus related to the IPO. As the Company filed its final prospectus on May 22, 2025, the Market Stand-off Period expires no later than November 17, 2025, and the AMT Notes will mature no later than November 22, 2025. The AMT Notes are collateralized by shares of common stock held by the employees. As of September 30, 2025, $4.7 million of principal and accrued interest is outstanding.
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

6.Intangible Assets
Internal use software
Internal use software, net consists of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Internal use software	$36,647	$28,894
Less: Accumulated amortization	(20,213)	(16,448)
Internal use software, net	$16,434	$12,446
Amortization expense for internal use software, which was recorded in cost of revenues in the condensed consolidated statements of operations, was $1.8 million and $5.2 million for the three and nine months ended September 30, 2025, respectively. Amortization expense for internal use software was $1.3 million and $3.8 million for the three and nine months ended September 30, 2024, respectively. The carrying value of internal use software that was disposed of due to obsolescence during the three and nine months ended September 30, 2025 was $0.2 million and $0.7 million, respectively. The Company did not dispose of internal use software during the three and nine months ended September 30, 2024.
Intangible assets, net
Intangible assets consist primarily of acquired intangible assets assumed in prior acquisitions. The Company’s intangible assets as of September 30, 2025, and December 31, 2024 included the following (in thousands):

		As of
		September 30, 2025		December 31, 2024
	Weighted Average Amortizable Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Customer contracts	2	$—	$—	$1,900	$(1,900)
Customer relationships	10	9,400	(3,525)	9,400	(2,820)
Content creator network	2	20,300	(20,300)	20,300	(20,300)
Trademarks and trade name	10	8,500	(3,188)	8,500	(2,550)
Developed technology	5	4,200	(3,150)	4,200	(2,520)
		42,400	(30,163)	44,300	(30,090)

Intangible assets not subject to amortization
Domain names	—	1,142	—	1,142	—
		$43,542	$(30,163)	$45,442	$(30,090)
Intangible assets subject to amortization are amortized using a straight-line method over the estimated useful life. The Company recorded $0.7 million and $2.0 million of amortization associated with acquired intangibles for the three and nine months ended September 30, 2025, respectively. The Company recorded $0.7 million and $2.0 million of amortization associated with acquired intangibles for the three and nine months ended September 30, 2024, respectively. Customer contracts intangibles were sold during the nine months ended September 30, 2025 as part of the Maximum Effort Marketing transaction, see Note 5, Divestiture.
7.Debt
Short-term note payable
The balance of the short-term note payable as of December 31, 2024 of $0.6 million represented the remaining holdback amount for recovery for indemnification claims associated with the Company's acquisition of QuickFrame in 2021. In the first quarter of 2025 the indemnification claims were settled and the remaining balance of the holdback amount was used to cover legal expenses, resulting in a remaining payable balance of $0 as of September 30, 2025.

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
Outstanding borrowings against the Revolving Credit Facility were $0 as of both September 30, 2025 and December 31, 2024. The Company had up to $47.3 million available under its financing agreement as of September 30, 2025.
Under the 2018 Financing Agreement, as amended, the Company must maintain compliance with an Adjusted Quick Ratio (defined as unrestricted cash maintained with the lender plus eligible receivables divided by the sum of outstanding loans plus accounts payable aged over 60 days from the invoice date) covenant of at least 1.35 to 1.00 if the unrestricted cash balance with the lender is less than $35.0 million and there are outstanding borrowings. Such covenant will be tested as of the last day of the most recently completed fiscal period for which financial statements have been delivered and for each fiscal period thereafter until the unrestricted cash balance is above $35.0 million and there are outstanding borrowings. The Company was in compliance with all covenants as of September 30, 2025.
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

April 1, 2025, and the resulting loss on extinguishment recorded during the nine months ended September 30, 2025 (in thousands):

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
Immediately prior to the settlement, the Convertible Notes were marked to fair value of $124.0 million with the change in fair value recorded within other expense, net. Additionally, the Series D Warrants terminated immediately prior to the closing of the IPO and were marked to fair value of $0 with the change in fair value recorded within other expense, net. As of September 30, 2025, the Convertible Notes have no outstanding balance as all principal and accrued interest was fully settled in connection with the Company's IPO.
The Company recognized $0 and $2.0 million in effective interest for the three and nine months ended September 30, 2025, respectively, using an annual effective interest rate of 19.90%. The effective interest is inclusive of $0 and $1.1 million of stated interest for the three and nine months ended September 30, 2025, respectively, and accretion of the debt discount of $0 and $0.9 million for the three and nine months ended September 30, 2025, respectively.
The Company recognized $1.6 million and $7.2 million in effective interest for the three and nine months ended September 30, 2024, respectively, using an annual effective interest rate of 30.24% prior to the 2024 Amendment, and an annual effective interest rate of 19.90% subsequent to the 2024 Amendment. The effective interest is inclusive of $0.7 million and $2.1 million of stated interest for the three and nine months ended September 30, 2024, respectively, and accretion of the debt discount of $0.9 million and $5.0 million for the three and nine months ended September 30, 2024, respectively.
Common Stock Warrants
In connection with a bank loan facility extension on April 5, 2018, the Company issued a warrant to a lender to purchase 267,194 shares of common stock, along with an option for an additional 267,194 shares as a result of the Company not achieving a $4,500,000 minimum capital raise requirement by June 30, 2018. Immediately upon issuance of the warrants, all 534,388 shares were vested and exercisable at an exercise price of $0.01 per share with an expiration date of April 5, 2028. In the event of an acquisition in which the consideration received by the Company’s stockholders consists solely of cash and/or marketable securities (a “Cash/Public Acquisition”), and in which the fair market value of one share would be greater than the exercise price in effect, the warrants are automatically settled through a cashless exercise. In the event of a Cash/Public Acquisition where the fair market value of one share would be less than the warrant price in effect, the warrants will expire.

In the event of any other acquisition, the warrant holder may require the Company to purchase the warrant for $500,000. As a result of this conditional obligation for the Company to repurchase the warrant shares, the Common Stock Warrants are classified as liabilities and carried at fair value at date of issuance with decreases or increases in fair value at each reporting date recorded within other expense, net in the condensed consolidated statements of operations. During the three months ended September 30, 2025, all 534,388 Common Stock Warrants were exercised on a cashless basis resulting in 534,196 shares of Class A common stock being issued.
9.Other Liabilities
Other current liabilities
Other current liabilities consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Deferred revenue	$5,361	$8,966
Income taxes payable	—	3,412
Other	61	886
Total other current liabilities	$5,422	$13,264
Deferred revenue primarily relates to creative production services in progress. Total deferred revenue as of December 31, 2024, was $9.0 million, of which $7.4 million was recognized as revenue during the nine months ended September 30, 2025. $2.6 million was sold during the nine months ended September 30, 2025 as part of the Maximum Effort Marketing Transaction, see Note 5, Divestiture. Total deferred revenue as of September 30, 2025, was $5.4 million, which is expected to be recognized over the next 12 months.
Other liabilities, non-current
Other liabilities, non-current, consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Income taxes payable	$3,351	$3,351
Contingent liability	2,919	—
Total other non-current liabilities	$6,270	$3,351
Contingent liability
In connection with the Maximum Effort Marketing acquisition on August 25, 2021, the Company issued contingent consideration worth up to 1,574,721 shares ("Earnout Shares"), based upon achievement of certain market conditions, which was initially valued at $1.6 million at the date of acquisition. The contingent liability is carried at fair value with decreases or increases in fair value at each reporting date recorded as other income (expense) in the condensed consolidated statements of operations. In connection with the closing of the Maximum Effort Marketing Transaction on April 1, 2025, the market conditions associated with the Earnout Shares were subsequently amended. The balance of the contingent liability included in other liabilities on the condensed consolidated balance sheets was $2.9 million as of September 30, 2025 and $0 as of December 31, 2024.
10. Commitments and Contingencies
Legal Proceedings
The Company may from time to time be party to legal or regulatory proceedings, lawsuits and other claims incident to its business activities and to its status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of its business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2025. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably. Based on the Company's knowledge as of September 30, 2025, the Company believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon its condensed consolidated financial statements.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of September 30, 2025 and December 31, 2024, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.
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
Redeemable Convertible Preferred Stock
As of September 30, 2025, there were no outstanding shares of redeemable convertible preferred stock issued and outstanding.
Undesignated Preferred Stock
As of September 30, 2025, there were no shares of preferred stock issued or outstanding. The Company’s Board of Directors is authorized to determine the rights of each offering of stock including, among other terms, dividend rights, voting rights, conversion rights, redemption prices and liquidation preferences, if any, subject to the limitations of applicable laws, regulations, and the Company’s charter.
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
In May 2025, the Company's board of directors adopted the 2025 Equity Incentive Award Plan (the "2025 Plan"), which became effective in connection with the IPO. Under the 2025 Plan, 11,112,342 shares of the Company's Class A common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2025 Plan will be increased by an annual increase on the first day of each fiscal year beginning in 2026 and ending in 2035, equal to the lesser of (a) 5% of shares of the Company's common stock outstanding (on an as converted Class A common stock basis) or underlying outstanding warrants to purchase our common stock that have an exercise price of $0.10 per share or less, in each case, on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 82,898,071 shares of Class A common stock may be issued upon the exercise of incentive stock options. As of September 30, 2025, 10,114,215 shares were available for future issuance under the 2025 Plan.
In May 2025, the Company adopted the 2025 Employee Stock Purchase Plan ("ESPP"), which became effective in connection with the IPO. Under the ESPP, the maximum number of shares of the Company's Class A common stock which are authorized for sale under the ESPP is equal to the sum of (a) 1,111,234 shares of Class A common stock and (b) an annual increase on the first day of each fiscal year beginning 2025 and ending 2035, equal to the lesser of (i) 1% of the aggregate shares of all classes of our common stock outstanding (on an as converted to Class A common stock basis), on the last day of the immediately preceding fiscal year and (ii) such number of shares of Class A common stock as determined by the Company's board of directors; provided, however, no more than 15,279,470 shares of the Company's Class A common stock may be issued under the ESPP. As of September 30, 2025, 1,111,234 shares were available for future issuance under the ESPP.

12.Stock-Based Compensation
Stock-Based Compensation Expense
Total stock-based compensation expenses recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$140	$195	$470	$711
Technology and development	1,090	582	2,739	1,632
Sales and marketing	819	965	2,683	2,739
General and administrative	3,509	5,997	21,350	18,288
Total stock-based compensation	$5,558	$7,739	$27,242	$23,370

Stock Options Granted
For the three and nine months ended September 30, 2025, the Company has granted options to employees and non-employee directors to purchase an aggregate 323,000 and 2,268,215 shares of the Company’s common stock, respectively. The exercise prices range from $16.00 to $28.16 per share, and generally vest over four years subject to continued service requirements. Included within these stock options were grants to the Company's chief operating officer and grants to certain individuals in connection with providing creative services of 188,728 and 201,725, respectively, which were granted upon the closing of the Company's IPO with an exercise price of the IPO price of $16.00.
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
The range of assumptions that were used to calculate the grant date fair value of the Company’s stock option grants for the nine months ended September 30, 2025 are as follows:

Expected dividend yield	0%
Expected stock price volatility	64.7% - 66.1%
Risk-free interest rate	3.7% - 4.4%
Expected term (years)	6.0 – 6.1
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
On February 28, 2025, the Company forgave the outstanding principal and accrued interest associated with the partial recourse promissory notes for two employees — the Company’s chief financial officer and chief operating officer. The forgiveness of the promissory notes was treated as a repricing of the associated options’ original exercise price of $3.79 to $0.00. As a result, the Company applied modification accounting under ASC 718 and recognized incremental stock-based compensation expense of $4.8 million during the three months ended March 31, 2025. The 1,894,054 shares of common stock associated with the forgiven promissory notes for the chief financial officer and chief operating officer are reflected as outstanding shares on the condensed consolidated balance sheets and are included in the denominator of basic earnings per share for the period ending September 30, 2025.
There is one remaining partial recourse promissory note from the Early Exercises outstanding as of September 30, 2025 associated with 138,375 shares of common stock, which continue to be excluded from outstanding shares on the condensed consolidated balance sheets and from the denominator of basic earnings per share.
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
Restricted Stock Units Granted
On July 29, 2025, the Company granted 15,174 restricted stock units to a non-employee director which vest quarterly over three years subject to continued service requirements.
13.Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items that occur during the period. These estimates are updated at each reporting period.
During the three and nine months ended September 30, 2025, the Company recognized $1.9 million in income tax expense and $0.4 million in income tax benefit, respectively. The effective tax rate for the three and nine months ended September 30, 2025, of 23.2% and 0.9%, respectively, was inclusive of the federal statutory rate of 21.0% and a blended state tax rate of 6.4%, offset by decreases related to incentive stock options and change in valuation allowance. As of September 30, 2025, the Company continued to maintain a full valuation allowance related to federal and state deferred tax assets which are not more likely than not to be realized.
During the three and nine months ended September 30, 2024, the Company maintained a valuation allowance relating to the realization of its deferred tax assets, and therefore recognized $0.1 million and $0.2 million in tax expense, representing effective tax rates of (1.5)% and (0.7)%, respectively. Our effective tax rate for the three and nine months ended September 30, 2024, was inclusive of the federal statutory rate of 21.0% and a blended state tax rate of 3.8%, partially offset by decreases related to incentive stock options and other discrete items, and a change in valuation allowance.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. This legislation introduces several provisions impacting corporate taxes including the permanent extension of certain expiring elements of the Tax Cuts and Jobs Act, 100% bonus depreciation, favorable modifications related to deductibility of interest, and expensing of research and experimental expenses. The OBBBA contains multiple effective dates, with some provisions applicable beginning in 2025. The Company expects the most impactful provision to be the reinstatement of domestic research and experimental expenses, which the Company expects to significantly reduce federal taxable income for the twelve months ended December 31, 2025. Most states have not confirmed whether they will conform to the federal changes or not, and we will update the provision as such guidance becomes available.
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
We generate and grow our revenue primarily by driving new customers to our platform and through existing customers increasing their spend on our platform. Our initial focus was on mid-sized businesses, and in 2024, we began expanding our focus to small businesses, many of whom have never advertised on TV before.

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
The following table summarizes our key performance indicator for each period presented below:

	Twelve Months Ended September 30,
	2025	2024
PTV Customers	3,316	1,990
Since 2019, our PTV Customers increased from 142 to 3,316 in the twelve months ended September 30, 2025. Our PTV Customers increased 66.6% in the twelve months ended September 30, 2025 from the twelve months ended September 30, 2024. We attribute this growth to new customer acquisitions due to continued customer adoption of PTV and our continued expansion of our overall SMB footprint, including small businesses.
Adjusted EBITDA and Adjusted EBITDA Margin
The following table sets forth Adjusted EBITDA and Adjusted EBITDA margin for the periods set forth below and their most directly comparable GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) (in thousands)	$6,436	$(3,884)	$(40,903)	$(28,857)
Adjusted EBITDA (in thousands)(1)	$15,985	$10,454	$39,857	$18,105
Net income (loss) margin	9.2%	(6.8)%	(20.1)%	(18.5)%
Adjusted EBITDA margin(1)	22.8%	18.3%	19.6%	11.6%
(1)    See section "Non-GAAP Financial Measures" for more information and a reconciliation to the most directly comparable GAAP financial measure.
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

The following table reconciles Adjusted EBITDA and Adjusted EBITDA margin to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$6,436	$(3,884)	$(40,903)	$(28,857)
Interest (income) expense, net	(1,991)	1,085	(1,544)	5,797
Income tax expense (benefit)	1,946	58	(377)	191
Depreciation and amortization expense	2,480	1,997	7,282	5,772
EBITDA	8,871	(744)	(35,542)	(17,097)
Stock-based compensation expense	5,558	7,739	27,242	23,370
Fair value adjustments	1,138	3,111	19,902	11,333
Acquisition costs	408	153	1,749	304
Legal settlements	10	195	70	195
Loss on debt extinguishment	—	—	26,436	—
Adjusted EBITDA	$15,985	$10,454	$39,857	$18,105

Revenue	70,023	57,127	202,995	155,759
Adjusted EBITDA	15,985	10,454	39,857	18,105
Adjusted EBITDA margin	22.8%	18.3%	19.6%	11.6%
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
Investment in Talent
As of September 30, 2025, we had 498 full-time team members. Hiring productive and diverse talent is a key driver of our success and we expect to continue to grow headcount as our business scales. We plan to further invest in research and development to extend our data and technology lead and to enhance our platform. We also expect to incur additional general and administrative expenses to support our growth as a publicly traded company. Our headcount may increase through direct hires or through acquisitions of companies or teams.
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
Other Income (Expense)
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

Results of Operations for the Three Months Ended September 30, 2025, Compared with the Three Months Ended September 30, 2024
The following table sets forth our condensed consolidated results of operations for the periods presented:

(dollars in thousands)	Three Months Ended September 30,		Change
	2025	2024	$	%

Revenue	$70,023	$57,127	$12,896	22.6%
Cost of revenues	14,789	16,181	(1,392)	(8.6)%
Gross profit	$55,234	40,946	14,288	34.9%
Operating expenses:
Technology and development	13,714	8,158	5,556	68.1%
Sales and marketing	21,353	19,034	2,319	12.2%
General and administrative	11,980	12,722	(742)	(5.8)%
Amortization of acquired intangibles	657	658	(1)	(0.2)%
Total operating expenses	47,704	40,572	7,132	17.6%
Operating income	7,530	374	7,156	1913.4%
Other income (expense):
Interest income (expense), net	1,991	(1,085)	3,076	(283.5)%
Other expense, net	(1,139)	(3,115)	1,976	(63.4)%
Total other income (expense)	852	(4,200)	5,052	(120.3)%
Income (loss) before income tax provision	8,382	(3,826)	12,208	(319.1)%
Income tax expense	1,946	58	1,888	3255.2%
Net income (loss)	$6,436	$(3,884)	$10,320	(265.7)%
The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended September 30,
	2025	2024
Revenue	100.0%	100.0%
Cost of revenues	21.1	28.3
Gross profit	78.9	71.7
Operating expenses:
Technology and development	19.6	14.3
Sales and marketing	30.5	33.3
General and administrative	17.1	22.3
Amortization of acquired intangibles	0.9	1.2
Total operating expenses	68.1	71.0
Operating income	10.8	0.7
Other income (expense):
Interest income (expense), net	2.8	(1.9)
Other expense, net	(1.6)	(5.5)
Total other income (expense)	1.2	(7.4)
Income (loss) before income tax provision	12.0	(6.7)
Income tax expense	2.8	0.1
Net income (loss)	9.2%	(6.8)%

Revenue
Revenue increased $12.9 million, or 22.6%, to $70.0 million for the three months ended September 30, 2025, compared to $57.1 million for the three months ended September 30, 2024. The increase was due primarily to an increase of $16.9 million in revenue generated from PTV, driven by a 67% increase in active PTV customers during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, offset by a decrease in average spend per customer as we continue to expand our overall SMB footprint, including small businesses. This was offset by decreases in production revenues and creative revenues of $2.1 million and $1.9 million, respectively.
Cost of Revenues
Cost of revenues decreased $1.4 million, or 8.6%, to $14.8 million for the three months ended September 30, 2025, compared to $16.2 million for the three months ended September 30, 2024. The decrease was primarily due to a $2.7 million decrease in creative personnel costs as a result of the divestiture of Maximum Effort Marketing on April 1, 2025. Offsetting the decrease was an increase in data processing fees of $1.1 million due to the increased volume and changes in data vendors, a $0.5 million increase in amortization for internal use software due to additions to capitalized software as we continue to improve our technology and coupled with the write-down of obsolete software during the period, and a $0.3 million increase in SaaS tools for employees who support our platform.
Technology and Development Expense
Technology and development expense increased $5.6 million, or 68.1%, to $13.7 million for the three months ended September 30, 2025, compared to $8.2 million for the three months ended September 30, 2024. The increase was primarily due to an increase in personnel costs of $4.7 million attributable to increased headcount to maintain and support further development of our platform. Technology and development headcount increased by 37% between the periods in comparison as we continued to grow our engineering team to support the growth of our product. The remaining increase was primarily driven by investment in incremental tools to support the development of our platform.
Sales and Marketing Expense
Sales and marketing expense increased $2.3 million, or 12.2%, to $21.4 million for the three months ended September 30, 2025, compared to $19.0 million for the three months ended September 30, 2024. This was primarily due to a planned increase in third party marketing spend of $3.4 million in order to drive customer and revenue growth, including $0.8 million in brand marketing spend, coupled with a $0.7 million increase in SaaS tools to support the growth of the business. Partially offsetting the increase was a decrease in personnel costs of $1.6 million driven by a decrease in average headcount of 15% period over period.
General and Administrative Expense
General and administrative expense decreased $0.7 million, or 5.8%, to $12.0 million for the three months ended September 30, 2025, compared to $12.7 million for the three months ended September 30, 2024. The decrease was primarily driven by a $2.5 million decrease in stock based compensation due to the full vesting of options granted in 2021. This decrease was partially offset by an increase in credit card processing fees of $0.7 million driven by the increase in revenue volume and number of customers on credit cards and an increase in professional fees of $0.8 million related to transactions that occurred during the period, including ongoing legal matters. Additionally, insurance expense increased $0.3 million due to public company director and officer insurance that became effective upon our initial public offering in May 2025.
Amortization of Acquired Intangibles
Amortization of acquired intangibles remained flat at $0.7 million for both the three months ended September 30, 2025 and September 30, 2024 as there were no changes to acquired intangibles quarter-over-quarter.
Interest Income (Expense), Net
Interest income (expense), net changed favorably by $3.1 million, or 283.5%, to income of $2.0 million for the three months ended September 30, 2025, compared to expense of $1.1 million for the three months ended September 30, 2024. The favorable change was primarily due to a decrease in interest expense on the Convertible Notes of $1.6 million as a result of the amendments in May 2024 and April 2025, which resulted in removal of the previous unamortized discounts, and the settlement of the Convertible Notes on May 23, 2025, resulting in no interest expense for the three months ended September 30, 2025. Additionally, interest income increased $1.5 million due to the increase in the interest bearing cash balance, which increased as a result of the IPO proceeds and increase in operating cash.

Other Expense, Net
Other expense, net primarily consists of fair value adjustments on our warrants and contingent liabilities. Other expense, net decreased by $2.0 million, or 63.4%, to $1.1 million for the three months ended September 30, 2025, compared to $3.1 million for the three months ended September 30, 2024. We recognized a $3.2 million loss due to the increase in fair value of our common stock warrants, which were fully exercised during the three months ended September 30, 2025, compared to a $0.4 million loss in comparable prior period. During the three months ended September 30, 2024, we recognized $2.7 million in losses due to the increase in fair value of the embedded derivative liabilities, which were extinguished upon the initial public offering on May 21, 2025, decreasing other expense, net period over period. Further, we recognized $2.0 million in income during the three months ended September 30, 2025, due to the decrease in fair value of contingent liabilities.
Income Tax Expense
Income tax expense increased $1.8 million to $1.9 million during the three months ended September 30, 2025 from $0.1 million during the three months ended September 30, 2024. The increase was driven by an increase in the annual effective tax rate as a result of projected taxable income, primarily driven by an increase in full-year projected pre-tax book income.
Results of Operations for the Nine Months Ended September 30, 2025, Compared with the Nine Months Ended September 30, 2024
The following table sets forth our condensed consolidated results of operations for the periods presented:

(dollars in thousands)	Nine Months Ended September 30,		Change
	2025	2024	$	%

Revenue	$202,995	$155,759	$47,236	30.3%
Cost of revenues	50,523	47,871	2,652	5.5%
Gross profit	152,472	107,888	44,584	41.3%
Operating expenses:
Technology and development	34,054	23,761	10,293	43.3%
Sales and marketing	67,335	55,415	11,920	21.5%
General and administrative	45,588	38,255	7,333	19.2%
Amortization of acquired intangibles	1,973	1,973	—	—%
Total operating expenses	148,950	119,404	29,546	24.7%
Operating income (loss)	3,522	(11,516)	15,038	(130.6)%
Other income (expense):
Interest income (expense), net	1,544	(5,797)	7,341	(126.6)%
Other expense, net	(46,346)	(11,353)	(34,993)	308.2%
Total other income (expense)	(44,802)	(17,150)	(27,652)	161.2%
Loss before income tax provision	(41,280)	(28,666)	(12,614)	44.0%
Income tax expense (benefit)	(377)	191	(568)	(297.4)%
Net loss	$(40,903)	$(28,857)	$(12,046)	41.7%

The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Nine Months Ended September 30,
	2025	2024
Revenue	100.0%	100.0%
Cost of revenues	24.9	30.7
Gross profit	75.1	69.3
Operating expenses:
Technology and development	16.8	15.3
Sales and marketing	33.2	35.6
General and administrative	22.5	24.6
Amortization of acquired intangibles	1.0	1.3
Total operating expenses	73.4	76.7
Operating income (loss)	1.7	(7.4)
Other income (expense):
Interest income (expense), net	0.8	(3.7)
Other expense, net	(22.8)	(7.3)
Total other income (expense)	(22.1)	(11.0)
Loss before income tax provision	(20.3)	(18.4)
Income tax expense (benefit)	(0.2)	0.1
Net loss	(20.1)%	(18.5)%
Revenue
Revenue increased $47.2 million, or 30.3%, to $203.0 million for the nine months ended September 30, 2025, compared to $155.8 million for the nine months ended September 30, 2024. The increase was due primarily to an increase of $53.5 million in revenue generated from PTV, driven by a 69% increase in active PTV customers between the periods in comparison, partially offset by a decrease in average spend per customer as we continue to expand our overall SMB footprint, including small businesses. This was offset by decreases in creative and production revenues of $3.8 million and $2.2 million, respectively, primarily due to the divestiture of Maximum Effort Marketing on April 1, 2025.
Cost of Revenues
Cost of revenues increased $2.7 million, or 5.5%, to $50.5 million for the nine months ended September 30, 2025, compared to $47.9 million for the nine months ended September 30, 2024. The increase was primarily due to a $2.6 million increase in hosting fees as a result of increased processing volume driven by the development and release of new products, including bidding-related software, a $1.7 million increase in platform fees driven by the increase in revenue volume, a $2.0 million increase in data fees as a result of increased volume and changes to our data vendors, and a $1.5 million increase in amortization expense for internal use software. Offsetting these increases was a $5.1 million decrease in creative costs related to the divestiture of Maximum Effort Marketing on April 1, 2025.
Technology and Development Expense
Technology and development expense increased $10.3 million, or 43.3%, to $34.1 million for the nine months ended September 30, 2025, compared to $23.8 million for the nine months ended September 30, 2024. The increase was primarily due to a $8.4 million increase in personnel costs attributable to increased headcount to maintain and support further development of our platform. Average technology and development headcount increased by 32% between the periods in comparison as we continue to grow our engineering team to support the growth of our product. The remaining increase was primarily driven by higher SaaS costs of $1.0 million, and investment in incremental tools and consulting fees to support the development of the platform.
Sales and Marketing Expense
Sales and marketing expense increased $11.9 million, or 21.5%, to $67.3 million for the nine months ended September 30, 2025, compared to $55.4 million for the nine months ended September 30, 2024. This was primarily due to an increase in third party marketing spend of $9.4 million to drive customer and overall revenue volume, an increase in brand marketing costs of $1.5 million, and investment in SaaS tools of $1.6 million to support the growth of revenue. These increases were partially offset by lower personnel costs of $0.6 million driven by lower headcount.
General and Administrative Expense
General and administrative expense increased $7.3 million, or 19.2%, to $45.6 million for the nine months ended September 30, 2025, compared to $38.3 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in stock-based compensation expense of $3.1 million, of which $4.6 million is related to the forgiveness of 2021 partial recourse promissory notes with executive officers that were issued to facilitate the early exercise of stock options and $0.5 million was related to the acceleration of awards to option holders. These increases were partially offset by a decrease in stock based compensation due to the full vesting of options granted in 2021. Additionally, credit card processing fees increased by $1.7 million due to the increase in revenue volume and legal costs increased $1.2 million related to transactions and litigation work. Insurance expense increased $0.4 million due to public company director and officer insurance that became effective upon our initial public offering in May 2025. The remaining increase was primarily due to an increase in accounting fees and charitable contributions.
Amortization of Acquired Intangibles
Amortization of acquired intangibles remained flat at $2.0 million for both the nine months ended September 30, 2025 and September 30, 2024 as there were no changes to acquired intangibles quarter-over-quarter.
Interest Income (Expense), Net
Interest income (expense), net changed favorably by $7.3 million, or 126.6%, to income of $1.5 million for the nine months ended September 30, 2025, compared to expense of $5.8 million for the nine months ended September 30, 2024. The favorable change was primarily due to a $5.3 million decrease in interest expense on the Convertible Notes as a result of the amendment in May 2024 and April 2025, which resulted in the modification and removal of the previous unamortized debt discount. Additionally, the 2023 Convertible Note was settled on May 23, 2025 in connection with the IPO, resulting in partial interest expense for the period. Contributing to the change was an increase in interest income of $2.1 million due to the increase in the interest bearing cash balance, which increased as a result of the IPO proceeds and increase in operating cash.
Other Expense, Net
Other expense, net primarily consists of fair value adjustments on our warrants, embedded derivatives, convertible debt and contingent liabilities, and a loss on extinguishment of debt. Other expense, net increased by $35.0 million, or 308.2%, to $46.3 million for the nine months ended September 30, 2025, compared to $11.4 million for the nine months ended September 30, 2024. We recognized $16.6 million in losses due to fair value adjustments of our embedded derivative liabilities, $2.9 million in losses due to the increase in fair value of our contingent liabilities, $4.4 million due to losses due to the increase in fair value of our convertible notes, and $3.9 million in losses due to the increase in fair value of our common stock warrants. This was offset by a $7.9 million decrease in the fair value of the Series D Warrants, which were marked to fair value immediately prior to extinguishment upon the IPO. Additionally, we recognized a $26.4 million loss on the extinguishment of the Convertible Notes when they were modified on April 1, 2025.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $0.4 million for the nine months ended September 30, 2025, compared to income tax expense of $0.2 million for the nine months ended September 30, 2024. The fluctuation was due to an increase in the annual effective tax rate as a result of projected taxable income, primarily driven by an increase in full-year projected pretax book income.
Liquidity and Capital Resources
Overview
Since inception, we have financed operations to date primarily through cash flow from operating activities, net proceeds received from sales of equity securities and borrowings under our Revolving Credit Facility and other indebtedness. We have historically incurred losses from operations and have an accumulated deficit of $295.6 million as of September 30, 2025. As of September 30, 2025, we had cash and cash equivalents of $179.2 million, no borrowings outstanding under our Revolving Credit Facility and up to $47.3 million of borrowing capacity available thereunder.

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
Revolving Credit Facility
On May 9, 2025, we amended an existing Amended and Restated Business Financing Agreement (as amended from time to time, the “Revolving Credit Agreement”) with Western Alliance Bank. The Revolving Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Revolving Credit Facility”), pursuant to which we may initially incur up to $50.0 million aggregate principal amount of revolver borrowings and have the option to request from time to time up to an additional $30.0 million in borrowings. The Revolving Credit Facility matures on May 28, 2029. The amount of borrowing availability under the Revolving Credit Facility is based on our accounts receivable balance, reduced by reserves. As of September 30, 2025 and December 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility and up to $47.3 million and $30.0 million of borrowings available, respectively.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Net cash provided by operating activities	$26,920	$15,572
Net cash used in investing activities	(18,813)	(7,247)
Net cash provided by (used in) financing activities	88,503	(4,900)
Net increase in cash and cash equivalents	$96,610	$3,425

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
Net cash provided by operating activities was $26.9 million for the nine months ended September 30, 2025, as compared to net cash provided by operating activities of $15.6 million for the nine months ended September 30, 2024, an increase in cash provided of $11.3 million. This fluctuation was primarily due to a $15.0 million increase in operating income for the nine months ended September 30, 2025. The net changes in working capital for both periods presented are primarily due to the timing of cash receipts from customers and payments to vendors.
Investing Activities
Net cash used in investing activities primarily consists of investments in capitalized internal use software costs to develop our technology platform and other investment activities. As our business grows, we expect our investments in our platform development to increase as needed to support our platform.
Net cash used in investing activities was $18.8 million for the nine months ended September 30, 2025, as compared to $7.2 million for the nine months ended September 30, 2024. Net cash used in investing activities for the nine months ended September 30, 2025 was comprised of $9.2 million of capitalized internal use software costs and $9.6 million of notes receivable issued in April 2025. Net cash used in investing activities for the nine months ended September 30, 2024 was comprised of $7.2 million of capitalized internal use software costs.
Financing Activities
Net cash provided by financing activities consists of proceeds from the IPO, the exercise of stock options, and our Revolving Credit Facility, offset by payments of IPO costs, settlement of convertible debt, the repurchase of common stock and repayments on our Revolving Credit Facility.
Net cash provided by financing activities was $88.5 million for the nine months ended September 30, 2025, which was primarily comprised of $125.3 million of proceeds from the IPO and $2.6 million proceeds from the exercise of stock options, offset by $24.0 million of payments on the settlement of the Convertible Notes, $10.0 million for the repurchase of Class A common stock for the settlement of the Convertible Notes, and $5.4 million of payments on initial public offering costs. Net cash used in financing activities was $4.9 million for the nine months ended September 30, 2024, which was primarily comprised of $7.5 million of payment on the Revolving Credit Facility, partially offset by $2.5 million of proceeds from the Revolving Credit Facility.
Contractual Obligations and Commitments
As of September 30, 2025, we did not have any contractual financial obligations or commitments. See Notes 8 and 10 to our condensed consolidated financial statements included in this Form 10-Q.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
While no customer accounted for more than 10% of our revenue for the year ended December 31, 2024 and the nine months ended September 30, 2025, our top ten customers collectively accounted for approximately 18% and 18%, respectively, of our revenue for the same periods. We expect to continue to generate a significant portion of our revenue from these customers for the foreseeable future. At present, almost all of our customers are not subject to committed contracts with us. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. If any of our significant customers were to reduce or cease their usage of our platform, it may have an outsized effect on our revenue, thereby adversely affecting our business, results of operation, and financial condition.

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
Certain states have adopted new or modified privacy and security laws and regulations that apply and may apply to our business. For example, the California Consumer Privacy Act and related regulations (“CCPA”) became operative in 2020, creating individual privacy rights for California residents and increasing the privacy and security obligations of businesses handling personal information. The CCPA generally requires covered businesses to, among other things, provide disclosures to California consumers and afford California consumers abilities to opt-out of certain sales of personal information (a concept that is defined broadly), certain uses and disclosures of sensitive personal information, and the sharing of personal information for cross-context behavioral advertising. The CCPA is enforceable by the California Attorney General and the California Privacy Protection Agency. The California Privacy Protection Agency is continuously amending the CCPA regulations, building upon the requirements in the CCPA, including with respect to automated decision-making, risk assessment, and cybersecurity audits. In the event of an actual or perceived violation of the CCPA, these regulators could seek severe statutory damages, injunctive relief or agreed settlements providing for ongoing audit and reporting requirements. There is also a private right of action relating to certain data security incidents. We cannot yet fully predict the impact of the CCPA or subsequent guidance on our business or operations, however, the effects are potentially significant, especially for companies that provide services like ours, and could have an adverse effect on our business, results of operations, and financial condition. The CCPA has required and will likely continue to require us to modify our data collection or processing practices and policies or our business model and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
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
For example, the California Invasion of Privacy Act (as amended, “CIPA”) has become the basis for a growing number of lawsuits against digital advertising companies. Plaintiffs have argued that CIPA prohibits certain forms of interception of communications and the use of pen registers or similar tracking devices without the consent of all parties to the communication. Plaintiffs in several recent cases have alleged that adtech intermediaries, including demand side platforms, have violated CIPA by participating in the interception of communications between consumers and websites through the use of tracking pixels, cookies, session replay scripts, or real-time bidding signals. While we have not been subject to such claims in connection with the use of our pixels to date, any litigation against our customers, or other publishers, alleging that the use of our pixels violates VPPA or state wiretapping laws may reduce demand for our technology and the results of such litigation may impact our business.
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
In 2024, we introduced MNTN Matched, which uses AI technologies to match consumers with brands that they are most likely to engage with. The use of AI technologies involves significant legal and technological risk, and any error, defect, disruption or outage of any AI technologies we leverage could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings. See “Risks Related to AI Technologies.”
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
Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI technologies, and new laws regulating AI technologies have entered into force in the United States and the EU. In the United States, legislation related to AI technologies has been introduced at the federal level and has been passed or proposed at the state level as well. For example, the California Privacy Protection Agency has finalized regulations under the CCPA regarding the use of automated decision-making technology. California, Colorado, and other states have enacted laws that further regulate the use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI. Such laws have taken effect or will continue to take effect in 2026, such as the Colorado Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI Technology to implement certain safeguards. We expect more laws focused on the development and deployment of AI technologies to be passed in the future, which will create more compliance requirements and potentially differing requirements across different jurisdictions in which we operate. Such additional regulations may impact our ability to develop, use and commercialize AI technologies in the future.
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
As of September 30, 2025, we had no outstanding borrowings under our Revolving Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility.” We may incur additional indebtedness in the future, including additional borrowings under the Revolving Credit Facility. Our existing and future indebtedness could have significant effects on our business, such as:
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
Our Class A common stock has one vote per share and our Class B common stock has 10 votes per share. As of September 30, 2025, the holders of our outstanding Class B common stock held 86% of the voting power of our outstanding capital stock, which voting power may increase over time as Mr. Douglas exercises his options that are exercisable for shares of our Class B common stock. If all such outstanding options held by Mr. Douglas had been exercised for shares of our Class B common stock as of September 30, 2025, the shares held by Mr. Douglas would represent 24% of the voting power of our outstanding capital stock. As a result, Mr. Douglas and our principal stockholders will be able to exert significant influence over us and, if acting together, will be able to control matters requiring stockholder approval, including the election of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation (as currently in effect, the "Certificate of Incorporation") and our Amended and Restated Bylaws (as currently in effect, the "Bylaws") and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.
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
Future sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of September 30, 2025, we had an aggregate of 44,223,433 shares of our Class A common stock outstanding. This includes 11,700,000 shares of Class A common stock that may be resold in the public market immediately without restriction, unless purchased by our affiliates. Substantially all of the remaining shares are currently restricted as a result of securities laws or restrictions in market stand-off provisions or the lock-up agreements

(which may be waived at any time, with or without notice, by Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., underwriters in our initial public offering).
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
As of September 30, 2025, we had 351,081,229 shares of Class A common stock and 71,008,517 shares of Class B common stock authorized but unissued. Each share of our Class B common stock has 10 votes on matters submitted to a vote of our stockholders and our Class A common stock has one vote. Subject to compliance with applicable rules and regulations, we may issue additional shares of our Class A common stock or our Class B common stock or securities convertible into our Class A common stock from time to time for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. As of September 30, 2025, we had 8,254,195 shares of our Class A common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $12.72 per share, 5,232,108 of which were vested as of such date, and additional shares of our common stock reserved for future issuance under our 2009 Equity Incentive Plan, QuickFrame Inc. 2018 Stock Plan, Amended and Restated 2021 Equity Incentive Plan and 2025 Incentive Award Plan (collectively, the "Existing Plans"). Any additional shares of our Class A common stock and our Class B common stock that we issue, including under our equity incentive plans that we may adopt in the future would dilute the percentage ownership and voting power held by the investors who purchase Class A common stock. In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of common stock. Any such issuance could substantially dilute the ownership and voting power of our existing stockholders and cause the market price of our common stock to decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.
(c)     During the three months ended September 30, 2025, the following directors and “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On September 12, 2025, Hot Springs Capital I LLC, an affiliate of Mark Douglas, the Company’s President and Chief Executive Officer, entered into a 10b5-1 sales plan (the “HSC 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for the sale of up to 1,000,000 shares of Class A common stock upon the conversion of Class B founder shares. The HSC 10b5-1 Sales Plan will remain in effect until the earlier of (1) December 15, 2026, (2) the date on which all trades set forth in the HSC 10b5-1 Sales Plan have been executed, or (3) such time as the HSC 10b5-1 Sales Plan is otherwise terminated according to its terms.
On September 12, 2025, Patrick Pohlen, the Company’s Chief Financial Officer, entered into a 10b5-1 sales plan (the “Pohlen 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for the sale of up to 150,000 shares of Class A common stock. The Pohlen 10b5-1 Sales Plan will remain in effect until the earlier of (1) May 29, 2026, (2) the date on which all trades set forth in the Pohlen 10b5-1 Sales Plan have been executed, or (3) such time as the Pohlen 10b5-1 Sales Plan is otherwise terminated according to its terms.
On September 12, 2025, Joe Johnson, a member of the Company’s board of directors, entered into a 10b5-1 sales plan (the “Johnson 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for the potential exercise of vested stock options and the associated sale of up to 144,000 shares of Class A common stock. The Johnson 10b5-1 Sales Plan will remain in effect until the earlier of (1) November 30, 2026, (2) the date on which all trades set forth in the Johnson 10b5-1 Sales Plan have been executed, or (3) such time as the Johnson 10b5-1 Sales Plan is otherwise terminated according to its terms.
On September 12, 2025, Hadi Partovi Investments LLC, an affiliate of Hadi Partovi, a member of the Company’s board of directors, entered into a 10b5-1 sales plan (the “HPI 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for the sale of up to 447,520 shares of Class A common stock. The HPI 10b5-1 Sales Plan will remain in effect until the earlier of (1) September 30, 2026, (2) the date on which all trades set forth in the HPI 10b5-1 Sales Plan have been executed, or (3) such time as the HPI 10b5-1 Sales Plan is otherwise terminated according to its terms.
Item 6. Exhibits
The following exhibits are either filed herewith or incorporated herein by reference:

Number	Description	Form	File No.	Date	Exhibit	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of MNTN, Inc.	8-K	001-42664	05/23/25	3.1
3.2	Amended and Restated Bylaws of MNTN, Inc.	8-K	001-42664	05/23/25	3.2
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

Number	Description	Form	File No.	Date	Exhibit	Filed / Furnished Herewith

32	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.ins	Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.sch	XBRL Taxonomy Schema Linkbase Document					*
101.cal	XBRL Taxonomy Calculation Linkbase Document					*
101.def	XBRL Taxonomy Definition Linkbase Document					*
101.lab	XBRL Taxonomy Label Linkbase Document					*
101.pre	XBRL Taxonomy Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MNTN, INC.

Date: November 10, 2025	By:	/s/ Mark Douglas
Mark Douglas
Chairman of the Board and Chief Executive Officer
(principal executive officer and authorized signatory)

Date: November 10, 2025	By:	/s/ Patrick A. Pohlen
Patrick A. Pohlen
Chief Financial Officer
(principal financial officer and principal accounting officer and authorized signatory)