Form 10-K
period 2025-12-31
MNTN, Inc.
filed 2026-02-19
CIK 1891027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission File Number: 001-42664

MNTN, Inc.
(Exact name of registrant as specified in its charter)

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The approximate aggregate market value of voting and non-voting equity held by non-affiliates as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $718.9 million.
As of February 2, 2026, the registrant had 56,796,624 shares of Class A common stock outstanding and 17,076,086 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

Cautionary Note Regarding Forward-Looking Statements and Summary Risk Factors
This Annual Report on Form 10-K (which we refer to as this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Form 10-K should be considered forward-looking statements, including, but not limited to, statements regarding our future results of operations and financial position, assumptions, prospects, business strategy, and plans and objectives of management for future operations, including among others, statements regarding product development, future capital expenditures and other investments and debt service obligations, industry and market trends, competitive pressures, consumer preferences, and general macroeconomic trends are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. These forward-looking statements speak only as of the date of this Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions, including but not limited to the following principal risks and uncertainties:
•our dependence on the growth and expansion of CTV and performance marketing using CTV, including if the adoption of CTV by customers develops more slowly than we expect, as well as the reduced growth and expansion of our PTV platform;
•our dependence on a limited number of large customers and our ability to attract new customers, expand existing customer usage of our platform or achieve our customers’ ROAS and other specific campaign goals;
•our dependence on demand for advertising, including factors that affect the level of demand and resulting amount of spend on general and digital advertising, such as economic downturns, geopolitical conflicts, supply chain shortages, interest rate volatility, labor shortages, actual or perceived instability in the banking industry and inflation and any health epidemics or other contagious outbreaks;
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
•risks related to taxation matters;
•risks related to the ownership of our Class A common stock; and
▪other important factors discussed in Item 1A. “Risk Factors” and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties that may cause our actual results to differ materially from those projected in our forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-K.
You should read this Form 10-K and the documents that we reference in this Form 10-K completely and with the understanding that our actual future results of operations, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by reference to these cautionary statements.
Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Therefore, you should not rely on these forward-looking statements as of any date subsequent to the date of this Form 10-K.

Certain Definitions
As used in this Form 10-K, unless otherwise noted or the context otherwise requires, references to:
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
Non-GAAP Measures
Our consolidated financial statements included in this Form 10-K have been prepared in a manner that complies with generally accepted accounting principles in the United States (“GAAP”) and the regulations published by the Securities and Exchange Commission (“SEC”). However, we use Adjusted EBITDA in various places in this Form 10-K. This non-GAAP financial measure is presented as supplemental disclosure and should not be considered in isolation from, or as a substitute for, the financial information prepared in accordance with GAAP, and should be read in conjunction with the consolidated financial statements included elsewhere in this Form 10-K. Adjusted EBITDA may differ from similarly titled measures presented by other companies. See the section titled “Key Performance Indicator and Non-GAAP Financial Measures” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.
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
Item 1. Business
Overview
MNTN is on a mission to transform CTV into a next-generation performance marketing channel.
Our revolutionary PTV software platform allows marketers to combine the powerful storytelling format of TV advertising with the targeting, measurement and attribution capabilities of paid search and social advertising. Our self-serve software platform enables marketers to precisely target audiences through our MNTN Matched technology and then directly attribute each view to a purchase or other action. Marketers can set performance goals, such as ROAS, and our algorithms continuously optimize a campaign to achieve those goals.
Our market opportunity sits at the center of three large advertising markets: performance marketing, traditional TV advertising, and CTV advertising. Today, performance marketing, also known as direct response marketing, is the dominant form of digital advertising, giving marketers the ability to leverage data to target specific audiences and drive measurable outcomes. TV has historically lacked the targeting, measurement and attribution capabilities necessary for performance marketing, but TV’s unmatched storytelling experience, massive audience reach and viewership minutes continues to make it a preferred premium channel for marketers seeking to increase brand awareness.
In recent years, the TV industry has undergone a digital revolution with the advent of CTV. CTV adoption continues to grow rapidly as audiences are empowered to watch what they want when and where they want it, resulting in TV audiences moving from traditional TV to CTV.
As a result of CTV’s digital infrastructure and rapid audience adoption, CTV advertising is the fastest growing advertising channel in the world, with TV marketers (defined as brands that advertise on linear TV) rapidly shifting ad budgets from linear TV to CTV. AVOD content has experienced strong growth largely driven by consumers’ willingness to watch ad-supported content in lieu of paying higher subscription fees. This has led to a significant increase in available TV advertising inventory for marketers, bringing more ad dollars into the ecosystem. CTV advertising, like traditional TV advertising, has been entirely brand marketing in nature, focused on maximizing reach and frequency versus driving measurable performance-driven outcomes. With our transformative PTV technology, we believe we are unlocking CTV’s potential to become the next dominant performance marketing channel. As performance marketers seek new channels for growth, and as CTV marketers increasingly embrace the technology underlying performance marketing, we expect PTV to capture a significant portion of performance marketing and CTV ad spend.
Our diversified customer base consists of brands of a broad range of sizes. Our intuitive, accessible platform and direct-to-brand approach enables marketers of a broad range of sizes to engage audiences through CTV as easily as they do in social or search, opening TV advertising to brands of any size. Our initial focus was on mid-sized businesses, and subsequently, we began expanding our focus to small businesses, many of whom have never advertised on TV before. Our customers include both experts in performance marketing as well as marketers who are just beginning to leverage the benefits of data-driven performance marketing. Given the disruptive nature of our platform as well as its ease of use, we believe we are well suited to serve both first time and experienced TV advertisers. As customers leverage the full targeting, measurement and attribution capabilities of our platform, similar to their experience across paid search and paid social, they typically generate more spend on our platform.
We offer marketers a comprehensive and fully integrated software solution that combines targeting, measurement and attribution capabilities for performance marketing on CTV. Our Verified Visits technology links Internet connected devices in the household to TV, which allows our software to attribute consumers’ actions, including sales leads and app installs across devices after they view a CTV ad. Our PTV self-serve software platform has a highly intuitive user interface enabling marketers to intelligently plan and launch CTV campaigns, set ROAS and other campaign goals, match advertisers with their target audiences using MNTN Matched, measure and attribute performance and optimize campaign outcomes in a highly automated manner. Our platform provides marketers easy access to premium inventory across multiple networks and is designed to ensure brand safe and visually captivating advertising environments, which we believe both search and social channels lack. Marketers across a broad range of sizes are attracted to MNTN because we deliver measurable results. We believe SMB customers, in particular, are also attracted to MNTN for the ability to set up campaigns, upload creative and set goals in a matter of minutes with minimal dedicated resources. Our customers can easily manage PTV campaigns and reach nearly all CTV households in the United States. Using our platform, we are able to unlock CTV as a performance marketing channel for our customers, many of which have never advertised on TV before.

What We Do
The key functions and features of our PTV platform include:
•Targeting: Our revolutionary AI targeting technology, MNTN Matched, matches consumers with brands that they are most likely to engage with to achieve our customers’ ROAS goals. Through our advanced technology, brands have the flexibility to run campaigns that reach segments of consumers with specific product interests or broad groups of consumers for greater reach. Our targeting capabilities are driven by a robust keyword- and intent-based predictive audience builder for CTV using AI technologies, which includes generative and predictive artificial intelligence and machine learning technologies, giving advertisers control and transparency over the households that see their ads.
•Measurability: Our proprietary measurement technology makes it possible for marketers to granularly track CTV ad impressions for every campaign on our platform.
•Attribution: We leverage measurement data obtained through our Verified Visits technology to attribute a CTV campaign impression to the corresponding user action, such as sales or leads. We make these connections across hundreds of millions of devices through third-party and first-party data, including CRM data, which helps advertisers understand the performance of their campaigns on our platform.
•Automated Optimization: We have developed algorithms which automate and continuously optimize our targeting capabilities and programmatic ad execution (including automating creative and price optimization), as well as other campaign elements to drive better performance. Our technology measures and incorporates a wide range of data signals, such as time of day and geography, resulting in hundreds of thousands of daily and real-time optimizations—including what ad inventory to buy, when to buy it and where to buy it. Automated optimization drives higher ROAS and other campaign goals for our customers.
•Delivers Stunning Ads: Because approximately 95% of our customers have never advertised on TV before, we offer creative solutions to enable them to create and refresh ads quickly and cost-effectively. Our software controls the quality and format of video ads by automatically screening creative for TV network formats and standards. We ensure ads are not rejected due to a failure to meet a content provider’s technical requirements—one of the common barriers for smaller brands to advertise.
•Self-Serve: Our software platform delivers an intuitive, customizable user interface that simplifies campaign planning and execution, with a self-serve software platform built for marketers of a broad range of sizes. With our platform, marketers can easily manage PTV campaigns with minimal dedicated resources.
We believe we are the first mover and category creator of PTV. Our easy-to-use software platform is differentiated by our revolutionary targeting technology, our measurement and attribution capabilities, and our solutions for TV creative. We benefit from a powerful flywheel effect as a result of our first mover advantage in the PTV ecosystem. We continuously develop enhancements to existing features and add new capabilities, such as MNTN Matched, to deliver higher ROAS for our customers. We source inventory on behalf of our customers from premium TV networks, including NBC, Paramount, Fox and other streaming networks, driving higher ROAS for our customers due to the level of engagement and visibility this premium inventory provides. As customers increase spend on our platform because of this higher ROAS, we are able to negotiate preferential ad inventory pricing on their behalf. TV networks, motivated to capture this large and growing opportunity of predominantly new TV advertisers, often reduce inventory prices to increase demand, thereby further enhancing ROAS for our customers.
Industry Background
Performance marketing has become the dominant form of digital advertising in the United States and globally. The rapid growth in this market has largely been driven by two major channels—search and social advertising—and the success of these two channels is based on two key attributes. First, the ability for marketers to leverage data to identify and reach specific target audiences. Second, is the ability to measure and attribute ROAS (or other performance outcomes) of a campaign. Together, performance marketing enables marketers to analyze the impact of a campaign on a target audience and optimize a campaign to drive results such as sales leads and app installs. Additionally, performance marketing enables marketers to spend budgets efficiently.
Despite the rapid growth of performance marketing on search and social, TV remains a leading advertising channel. TV is an integral part of everyday life and captures audiences with its diverse, highly captivating content. Advertising on TV also benefits from its significant reach and scale, with our software platform enabling customers to reach TV households across the United States. Moreover, the visual impact of TV advertising is amplified by the size of the medium, with ads displayed on large-screen formats, offering a more immersive experience compared to the compact format of social displayed on smartphones and other small screen devices. As a result, traditional TV continues to be a highly sought-after advertising channel for marketers. Given its lack of effective targeting, measurement and attribution, however, marketers are migrating their spend to CTV and performance related marketing channels.
PTV leverages CTV’s digital infrastructure, allowing marketers to engage with CTV audiences and measure campaigns more effectively, similar to other digital channels such as social and search. For the first time, TV advertisers can accurately target, measure, and attribute campaign effectiveness. This powerful combination of targeting, measurement and attribution capabilities, along with the influence and engagement of a large screen TV format, positions PTV as a promising performance marketing channel for marketers of a broad range of sizes.
Growth Strategies
We believe we are in the early days of our market opportunity and are focused on executing against our multi-pronged strategy to grow our business. We will continue to invest in technology, channels and markets to deliver greater value to our customers. We expect our investment to enable us to extend our market leadership and sustain our momentum around customer adoption. Our key growth strategies include:
Bring New Advertisers to PTV. We believe all marketers, including those that have never advertised on TV before, are potential customers. The performance marketing industry is massive and growing as marketers spend more on digital platforms. We focus our sales and marketing resources on acquiring marketers currently using paid search and social channels as well as existing TV marketers. Additionally, we intend to continue to leverage relationships with agencies and other partners to bring additional marketers onto our platform.
Increase Our Share of Existing Customers’ Ad Spend. We believe that our differentiated solution, purpose-built for CTV and performance marketing, as well as our innovation-driven strategy enables us to efficiently increase spend from our existing customers. As brands meet and exceed their ROAS targets and the CTV ad market organically grows, we expect that they will increase spend for a given campaign or buy more campaigns for other marketing needs.
Continuous Innovation Drives Increased Spend. Our commitment to product innovation is a key driver for building and deepening relationships with our customers and fueling growth. We continuously improve our targeting, usability of data, measurement, attribution and campaign optimization capabilities, refine our algorithms and increase automation, all of which are intended to deliver higher ROAS for our customers. We introduced MNTN Matched which offers first of its kind targeting that matches consumers with brands and products they are most likely to engage with to achieve our customers’ ROAS and other goals. As we continue to improve our value proposition to marketers, we position ourselves to capture an increased share of marketing spend.
Leverage Our Creative Offering. Because approximately 95% of our customers have never advertised on TV before, we offer creative solutions to enable them to create and refresh ads quickly and cost-effectively, significantly reducing the friction in developing and launching campaigns. These solutions include access to QuickFrame, our marketplace of thousands of independent creators that can quickly produce custom, cost-effective professional TV ads. We believe our solutions offer our customers a comprehensive and accessible approach to developing TV ads and is particularly relevant for customers who have never developed TV advertising before. We expect to be able to leverage insights from our deep, growing creative dataset to identify, deliver and measure personalized content that maximizes consumers’ interest, engagement and likelihood to purchase or take other action, thereby continuing to increase our customers’ ROAS over time.
Develop and Promote the MNTN Brand. We utilize our revolutionary PTV platform to promote our brand by streaming MNTN branded TV ads into the homes of performance marketers. We also leverage our social media presence, public relations efforts, and content marketing through the production of original guides, reports, and other research that establishes us as a thought leader in PTV. We believe that our brand marketing is a key differentiator for our business and our team includes influential voices who help us extend our brand.
Extend Platform into Adjacent Markets and Channels. We have numerous long-term opportunities to extend our platform into new markets and channels including large global brands and international markets.
Acquisitions. We may opportunistically acquire businesses that bolster our product offering, team, customer base and overall differentiation in the market, thereby accelerating our growth.
Our Platform
We believe that we are transforming CTV into a powerful, next-generation performance marketing channel. In the same way that paid search and paid social introduced performance marketing in digital channels, our leading software platform brings performance marketing to CTV. We enable brands of a broad range of sizes to launch highly targeted CTV ads, measure and attribute performance and optimize campaigns in a highly automated manner. Our comprehensive platform offers end-to-end solutions for accessing premium CTV ad inventory, including audience selection, campaign budgeting and goal setting, creative set up, campaign launch, and measurement and reporting. Our platform was designed with enterprise-grade workflows in mind, but its user interface allows for easy navigation and minimizes dedicated resources needed to launch and manage campaigns at scale. We believe customers depend on our platform for the following reasons:
•Targeting:   Our revolutionary AI targeting technology, MNTN Matched, matches consumers with brands that they are most likely to engage with to achieve our customers’ ROAS goals. Through our advanced technology, brands have the flexibility to run campaigns that reach segments of consumers with specific product interests or broad groups of consumers for greater reach. Our targeting capabilities are driven by a robust keyword- and intent-based predictive audience builder for CTV using AI technologies, giving advertisers control and transparency over the households that see their ads. This allows marketers to match audiences to brands based on their behavior and shopping intent instead of basic demographic data across nearly every addressable American household leveraging a potentially limitless number of audience categories.
•Measurability:   Our proprietary measurement technology makes it possible for marketers to granularly track CTV ad impressions for every campaign on our platform. By tracking and measuring impressions at a granular level, we are able to provide advertisers with a detailed understanding of their campaign performance. Additionally, our performance data reports directly into the key measurement platforms relied on by marketers which allows our customers to compare our platform’s performance against other performance channels side-by-side.
•Attribution:   We leverage measurement data obtained through our Verified Visits technology to attribute a CTV campaign impression to the corresponding user action, such as sales leads and app installs. Our technology enables measurement across multiple devices in the home when we serve a TV ad on one device and then measure the response from other devices. For example, if a consumer watches a CTV ad and then visits the brand’s website from his or her phone, the action is recorded by our technology and made available in our reporting user interface. We make these connections across hundreds of millions of devices through third-party and first-party data, including CRM data, which helps advertisers understand the performance of their campaigns on our platform. Customers can then track conversions with Google Analytics right alongside their other performance channels.
•Automated Optimization:   We have developed algorithms which automate and continuously optimize our targeting capabilities and programmatic ad execution (including automating creative and price optimization), as well as other campaign elements to drive better performance. Our technology measures and incorporates a wide range of data signals, such as time of day and geography, resulting in hundreds of thousands of daily and real-time optimizations—including what ad inventory to buy, when to buy it and where to buy it. Creative can also be set up for automated A/B testing, enabling customers to try multiple TV ads in a campaign to determine which ad is the most effective. Automated optimization drives higher ROAS and other campaign goals for our customers.
•Delivers Stunning Ads:   Because approximately 95% of our customers have never advertised on TV before, we offer creative solutions to enable them to create and refresh ads quickly and cost-effectively, significantly reducing the friction in developing and launching campaigns. These solutions include access to QuickFrame, our marketplace of thousands of independent creators that can quickly produce custom, cost-effective professional TV ads. Our software controls the quality and format of video ads by automatically screening creative for TV network formats and standards. By guaranteeing the correct format, resolution, sound and other standards that publishers of ad inventory impose on ads, we ensure ads are not rejected due to a failure to meet a content provider’s technical requirements—one of the common barriers for smaller brands to advertise. In doing so, we increase the likelihood that customers’ ads are accepted by publishers and viewed by audiences.
•Self-Serve:   Our software platform delivers an intuitive, customizable user interface that simplifies campaign planning and execution, with a self-serve software platform built for marketers of a broad range of sizes. With our platform, marketers can easily manage PTV campaigns with minimal dedicated resources. MNTN is designed for performance marketers, not IT specialists. Customizable features at every step allow marketers to define, action and measure campaign-specific ROAS goals—which we believe are unique to our platform.

Marketer’s PTV Journey on Our Platform
Our full-lifecycle workflow solution spans the entire PTV Customer journey across:
• Step 1:   Match Audiences and Brands;
Audience Matching as Unique as Brands Themselves:   Our revolutionary targeting technology, MNTN Matched, seamlessly integrates third-party data and our customers’ first-party data, including CRM data, to match consumers with brands and products that they are most likely to engage with to achieve our customers’ ROAS and other goals. We allow marketers to easily segment across over one hundred million unique TV households with both off-the-shelf audience segments (e.g., luxury gym members, new home buyers) and customizable audience attributes (e.g., visit history, browsing activity, and location), as well as adjust in real time depending on performance results. For marketers seeking to improve brand awareness, they can conduct broad marketing campaigns.
• Step 2:   Set Budget and Goals;
Enter Budget and Goals—We Take Care of the Rest:   Marketers turn to our platform for campaign insights and recommendations. Our platform intelligently recommends budgets and performance goals (typically ROAS) based on audience segments. Budgets can also be set for future campaigns with the ability to model performance against spend. Our proprietary algorithms dynamically optimize campaign buying decisions in real time, ensuring that performance goals are met consistently without human oversight so marketers can focus on higher value responsibilities.
• Step 3:   Setup Creative;
Create Highly Engaging PTV Ads That Delight Audiences:   Whether brands have historically advertised via TV or are new to TV advertising entirely, our software platform allows marketers to upload their TV commercials whether developed independently or using our creative solutions. In a matter of minutes, our software can also intelligently convert each ad into dozens of ad sizes and formats for TV, web and mobile placements.
• Step 4:   Launch Campaigns; and
Launch and Delivery of CTV and Omni-Channel Campaigns:   We allow brands of a broad range of sizes to launch highly targeted and engaging TV ads on premium TV networks. Advertising against TV-network content typically results in superior performance because audiences are more engaged and receptive to ads relative to other forms of streaming video.
• Step 5:   Report and Measure.
Attribution Results…Period:   Our powerful attribution capabilities eliminate the uncertainty from measurement and reporting. We are measuring any sales leads and app installs on customers’ websites and apps—regardless of device. Our Verified Visits technology allows marketers to precisely measure the performance of their campaigns against key goals, such as ROAS.
Our Technology
Our PTV platform is built on a scalable software stack that includes support for campaign setup, targeting, automated ad bidding, ad serving, attribution and reporting. The result is a fully integrated software solution that gives marketers the ability to create and launch TV campaigns directly without the help of traditional media agencies. Our platform is highly intuitive for our users, with an interface similar to that used for paid search and social advertising.
Our key components of technology are as follows:
•Targeting Solutions:   With our revolutionary targeting technology, MNTN Matched, we match consumers with brands and products they are most likely to engage with to achieve our customers’ ROAS and other goals. We provide our customers with a full digital targeting system to select the specific audiences, based on intent, which they want to deliver ads. We offer marketers the ability to target audiences through our unique combination of third-party and first-party data sources, including CRM data. Our technology is based on a robust keyword-based predictive audience builder for CTV that leverages AI technologies to score and categorize consumers in households across the United States. The result is highly predictive models that identify consumers with the highest intent giving advertisers unprecedented control and transparency over which households see their ads. Conversely, for broad brand awareness, our platform enables capabilities for greater audience reach while maintaining a baseline standard for audience relevance. Marketers can also use CRM data to target audiences based on data their consumers provide.

Our unified audience solution synchronizes the third-party and first-party data, including CRM data, to enable the ability to target a single set of audiences that combines segments for both new and existing customer marketing.
•Automated Buying:   We automate the ad buying process for our customers. Ad buying decisions are made programmatically an average of more than 230,000 times per second, matching against multiple variables such as audience data (geography, demographics, and behavior), ad inventory data (day/week parting, viewability, and publisher quality), and customer preferences (data budget allocation, pricing limits, performance metrics, and frequency caps). Price is determined dynamically and our platform decides what ads to purchase and what price to pay hundreds of thousands of times per second. Multiple data centers support our enterprise-grade, automated, real-time bidding ensuring our ability to continue scaling and meet customer demands.
•Proprietary Technology:   Our proprietary technology provides a cross-device solution for measuring consumer responses to TV ads. Our technology builds a dynamic map of every computing device in the home, including CTVs, OTT devices, phones, tablets and computers. Measurement across multiple devices in the home is enabled when we serve a TV ad on one device and then measure the response from other devices. For example, if a consumer watches a TV ad and then visits the brand’s website from his or her phone, the action is recorded by our technology and made available in our reporting user interface.
•Dynamic Campaign Optimization:   Our dynamic campaign optimization technology leverages algorithms which automate and continuously optimize our targeting capabilities, our programmatic ad execution (including automating creative and price optimization), as well as other elements of the campaigns. Our technology measures 53 signals, which refers to types of data, such as time of day and geography, resulting in hundreds of thousands of daily optimizations, or real-time decisions, including about how to determine what ad inventory to buy, when to buy it and where to buy it.
•Ad Serving:   We deliver ads directly using two layers of ad serving technology. The first layer responds to requests for an ad, verifies the request is valid and then selects which ad to serve. Dynamic ad placement technology decides on a per household basis, which ad creative should be served. The second layer of ad serving technology implements the VAST standard for streaming TV directly into the home via OTT devices and Smart TVs.
•Reporting:   In addition to standard performance marketing reports, we offer marketers analytics by brand, objective, audiences, campaign, keyword, creative, geography, and TV network, as well as a nearly unlimited number of custom reports using 479 million dimension and metric variations. All our reporting uses data that is collected by our technology. All data is accessible to our customers via our user interface. Data can also be pulled directly from the platform through our API and placed in customer data warehouses, providing off-platform access to all reporting data available in our user interface. We also provide integration with Google Analytics and impression tracking with systems like Google DCM.
•User Interface:   We have a single user-friendly interface for campaign setup, creative editing and reporting—creating the most comprehensive software platform for TV advertising on the market. First, the campaign user interface provides campaign and creative setup, budgeting and targeting. Campaign setup includes audience selection to target households using MNTN Matched. Budget and goals can also be set at the campaign level. Creative can be set up for automated A/B testing enabling customers to try multiple TV ads in a campaign to determine which ad is the most effective. The interface also provides customizable reporting with the ability to add, remove and change metrics, as well as to adjust the layout of any reporting dashboard.
Our Customers
Our diversified customer base consists of brands of a broad range of sizes. Our customer count includes any customer that uses the platform and is billed, including during trial periods, which we define as three months or fewer, and customers who continue to use the platform post-trial. Churn during paid trial periods is primarily due to limited experience using performance marketing platforms. Since our performance trials are paid, our customer count includes both trial and post-trial customers.
We believe our customers include both experts in performance marketing as well as marketers who are just beginning to leverage the benefits of data-driven performance marketing. Approximately 95% of our customers have never advertised on CTV, which we believe is due to the nature of brand marketing and our platform is their first entry point into TV as a performance marketing channel. As customers leverage the full targeting, measurement and attribution capabilities of our platform, we typically expect they generate more revenue for us.

As customers meet and exceed their post-trial ROAS targets, we expect that they will increase spend for a given campaign or expand by launching more campaigns for other marketing needs. We believe this result and our strategic focus on SMBs has been validated.
In addition to our core focus on SMBs, enterprises, comprised of large global brands, are an important share of our customers. Enterprise customers have the largest TV advertising budgets but have historically used TV as a brand advertising channel. Our PTV platform drives ROAS, representing a shift from existing brand-oriented TV campaigns to PTV campaigns better suited to achieve goals of reach and frequency. As a result, enterprise customers require further education on PTV and are in the early stages of adoption of performance advertising on CTV. We believe that large enterprise customers represent a significant opportunity for our growth and increased awareness of our brand. Over time, we expect enterprise customers to play an important role in our PTV strategy and contribute meaningfully to our financial performance.
Our Business Model
Our revenue is generated through usage-based fees from customers based on their level of ad spend. We generally collect revenue directly from the customer. The customer selects the amount they wish to spend on our platform for a given campaign, and our platform allocates that budget with the intention to generate the highest ROAS for the customer. We purchase premium ad inventory through both negotiated arrangements directly with premium TV networks and Supply Side Platforms (“SSPs”). Our customers are invoiced based on the amount they spend on a campaign.
Sales and Marketing
Our go-to-market approach is driven by our highly efficient sales organization and our differentiated brand marketing strategy. We believe the combination of these elements, leveraging our revolutionary PTV platform, is a competitive advantage that contributes to our growth and enables efficient customer acquisition. MNTN uses its own platform to attract new advertisers, by streaming MNTN branded TV ads into the homes of marketers.
Competition
The CTV marketing channel is nascent, fragmented and rapidly evolving. However, there is significant competition for marketers and premium CTV ad inventory. Within the broader performance marketing space, we face competition from players that vary in size and approach. We believe that we primarily compete on the following factors:
•the ability to innovate our technologies and offerings;
•experience and connectivity in the PTV and broader performance marketing ecosystem;
•relationship with constituents in the CTV marketing ecosystem;
•access to premium CTV ad inventory at competitive rates;
•brand and reputation of our platform;
•effectiveness of our sales and marketing and customer support teams;
•the ability to expand into new revenue streams and international geographies; and
•ability to attract and retain talent.
We believe that we compete favorably in performance marketing, differentiated by our proprietary technology platform that has been purpose-built for PTV, our highly innovative approach both around technology and business model, the flywheel effect of our rapidly growing scale, and our entrepreneurial and highly effective team.
Seasonality
We experience seasonal fluctuations in revenue due to increased customer spend during the fourth quarter holiday season and around notable consumer viewing events and reduced customer spend during the first quarter, immediately after the holiday season. This trend is especially relevant for direct-to-consumer and e-commerce brands, many of which use our platform to advertise on TV. Fourth quarter revenue comprised 30.0% and 30.9% of our revenue for the years ended December 31, 2025 and 2024, respectively. First quarter revenue comprised 22.2% and 19.4% of our revenue for the years ended December 31, 2025 and 2024, respectively. We expect revenue to fluctuate in the future based on seasonal and event-driven factors; however, historical trends may not be indicative of future results given evolving industry dynamics, changes to consumer spending patterns, expansion of our customer base into new verticals, or potential changes to our business model.

Our Team
We put our people at the heart of everything we do as they have been critical in growing our business to be the pioneer in PTV. Our team draws from a broad spectrum of knowledge, including data science, algorithms, infrastructure, software development, AI technologies, and from experienced leadership in digital marketing, including across CTV, mobile and video channels. As of December 31, 2025, we had 534 full-time team members, including 211 team members across sales, marketing, and customer success and 231 team members across product development and engineering. We have invested and continue to invest substantial time and resources in building our team. We are highly dependent on our management, highly-skilled software engineers, sales personnel and other professionals. None of our team members are represented by a labor union or covered by collective bargaining agreements and we believe that our team member relations are strong.
Culture. Everything we do at MNTN is grounded in the core principles of trust, ambition and quality. Our success is driven by a collaborative, team-based model where all members of a team are encouraged to take ownership of their functional area and assume leadership responsibilities. We expect all our team members to regularly question themselves and their fellow team members about what their team’s goals are, how to achieve them, and whether there are better goals their team should be striving toward. We facilitate this through regular one-on-one conversations among team members and senior management so that we are able to provide our team members with the support they need, and mandate compassion and honesty in all such conversations. We believe that if our team members keep our core principles in mind, they will be successful here.
The culture of our company is critical to growing our business and continuing to drive innovation in PTV. The culture we thrive on is focused on making decisions based on our best interest, providing quick solutions while efficiently managing resources, and focusing on results rather than process. To achieve this, our hiring efforts seek to attract diverse, loyal and responsible team members who have an appetite for success and growth. Our recruitment team seeks individuals who naturally want to do more, own more, and make an impact in their careers.
We have an entirely remote workforce. To ensure our culture is retained as we grow our workforce in an entirely remote environment, we have developed a strategy focused on fostering engagement among our team members and development that includes regular events and team-building initiatives, fireside chats with our leadership, multiple off-site meetings (which we refer to as MNTN Meets) a year, and monthly onboarding training sessions. We believe this strategy ensures our people are empowered in driving our business forward by integrating them into our culture.
Talent Retention. We believe our culture enables us to attract, retain and develop exceptional talent, which is a critical component of our success, as evidenced by the long average tenure of our team members. We ensure we keep our turnover level low through maintaining quarterly one-on-one’s with every team member. We strive to hire and retain exceptionally talented people who embrace our culture. We offer our team members, amongst other things, competitive compensation packages, 100% healthcare coverage, annual vacation stipends, an open-ended vacation policy and a monthly three-day weekend for months without a holiday weekend. We have further initiatives planned to continue to develop our retention strategy, such as engagement surveys, increased learning and development opportunities, and developing new best practices for how we hire, onboard and develop our teams.
Team Member Wellness and Safety. We provide our team members and their families with access to a variety of innovative, flexible and convenient health and wellness programs. We continue to evolve our programs to meet our team members’ health and wellness needs.
Conduct. We are committed to promoting high standards of honest and ethical business conduct in alignment with our cultural values. We do not tolerate harassment or discrimination. Our team members are required to take annual harassment and discrimination training. Each of our team members acknowledge our cultural values that are contained in our Employee Handbook.
Privacy and Security Laws
Our business is and will continue to be subject to existing and emerging laws and regulations, including laws and regulations concerning data privacy, security and the collection, use and sharing of data. There is an increasing awareness of how Internet user data is being used in the advertising technology ecosystem, in particular, focused on the use of technology (including “cookies” and “pixels”) to collect or aggregate data about Internet users’ online browsing activity.
In the United States, both state and federal legislation govern activities such as the collection, use, and disclosure of data by companies like us. Digital advertising in the United States has primarily been subject to regulation by the Federal Trade Commission (“FTC”) which has primarily relied upon Section 5 of the FTC Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, including alleged violations of representations concerning privacy practices and acts that allegedly violate individuals’ privacy interests.

Many states have also adopted comprehensive consumer privacy laws, a number of which are already enforceable. In many respects, these state laws focus significantly on how Internet user data is being used in the advertising technology ecosystem, mandating that businesses that engage in certain advertising uses of consumer personal information to offer and honor an opt-out of such activities, including, in some states, through browser or device-based signals. We expect these laws will cause us to incur additional compliance costs and impose additional restrictions on us, our customers, and on our industry partners. In addition, plaintiffs in the United States have filed litigation (including class actions) alleging that the use of pixels violates laws such as the Video Privacy Protection Act and state wiretapping laws, and several such lawsuits remain undecided at this time. These ambiguities and resulting impact on our business will need to be resolved over time.
Further, as we expand internationally, some of our activities will become subject to foreign legislation and regulation, such as the EU GDPR, the UK GDPR (collectively, the “GDPR”) and the EU ePrivacy Directive. The GDPR and national EU and UK laws which transpose the ePrivacy Directive impose, amongst other things, conditions on how to obtain valid consent for the use of non-strictly necessary cookies and similar technologies, and recent decisions from European courts and regulators are driving increased attention to such technologies.
Beyond laws and regulations, we are also subject to self-regulatory standards imposed on members of the online advertising ecosystem, related to the collection, use, and disclosure of Internet user data, including the Digital Advertising Alliance (the “DAA”) and the Network Advertising Initiative (the “NAI”), and their international counterparts.
In the coming years, we expect further consumer data privacy regulation, both in the United States and abroad, will apply to our business and that of our customers and industry partners. Such regulation may lead to broader restrictions on our technology platform and business practices and may negatively impact our efforts to understand Internet users’ behaviors and market trends. Until prevailing compliance practices standardize, our business and, consequently, our revenue, could be negatively impacted.
The above description does not include an exhaustive list of the laws, regulations and other requirements governing or impacting our business. See the “Risk Factors” section of this prospectus for information on the potential material adverse effects to our business due to regulatory actions, changes in legislation and regulatory guidance in the jurisdictions in which we currently operate and in which we plan to expand, or due to actual or perceived failure to comply with such legislation or regulatory guidance.
Our Intellectual Property
Our proprietary technologies are important, and we rely upon trade secret, trademark and patent laws in the United States and abroad to establish and protect our intellectual property and protect our proprietary technologies. Our success depends in part upon our ability to protect our intellectual property rights with respect to our proprietary technologies, and to operate without infringing, misappropriating or violating valid and enforceable third-party intellectual property.
We register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States. We also rely upon common law protection for certain trademarks. We have applied for and obtained minimal patent protection for our proprietary technology. We generally enter into confidentiality and invention assignment agreements with our team members that are developing intellectual property for us to ensure we own all intellectual property rights in their work product. We also generally enter into confidentiality agreements with parties with whom we conduct business, in order to limit access to, and disclosure and use of, our proprietary information. We also use measures designed to control access to our technology and proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, which we believe differentiate us from our competitors.
However, we cannot assure you that the steps taken by us will prevent misappropriation of our trade secrets or other proprietary rights. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our technologies or software or obtain and use information that we regard as proprietary. As the patent landscape around AI technologies continues to evolve, we cannot guarantee that our use of AI technologies will always be compliant with existing patents in the space.
Further, our intellectual property rights may be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. Any impairment of our intellectual property rights, or any unauthorized disclosure or use of our intellectual property or technology, could harm our business, our ability to compete and our operating results.

Corporate History and Available Information
MNTN, Inc., was incorporated as a Delaware corporation in April 2009. Our corporate headquarters are located at 823 Congress Avenue, #1827, Austin, Texas, and our telephone number is (310) 895-2110. Our website is www.mountain.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our investor relations website at ir.mountain.com when such reports are available on the SEC’s website. Information contained on or that can be accessed through our websites is not incorporated by reference into this Form 10-K and does not constitute a part of this Form 10-K.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Form 10-K, including our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K, before making an investment decision related to our Class A common stock. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose some or all of your original investment.
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
While no customer accounted for more than 10% of our revenue for the years ended December 31, 2025 and 2024, our top ten customers collectively accounted for approximately 17% and 18%, respectively, of our revenue for the same periods. We expect to continue to generate a significant portion of our revenue from these customers for the foreseeable future. At present, almost all of our customers are not subject to committed contracts with us. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. If any of our significant customers were to reduce or cease their usage of our platform, it may have an outsized effect on our revenue, thereby adversely affecting our business, results of operation, and financial condition.
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
Our revenue and results of operations are highly dependent on the overall demand for advertising and on the economic health of our current and prospective marketers. Ad spend is closely tied to marketers’ financial performance and a downturn, either generally or in one or more of the industries in which our customers operate, could adversely impact the general advertising market. Various events beyond our control could cause marketers to reduce their advertising budgets or slow the growth of their ad spending, such as health epidemics, geopolitical events and regional conflicts, and global macroeconomic factors like labor shortages, inflation, interest rate volatility, changes in foreign currency exchange rates, instability in the global financial system, supply chain disruptions, increased tariffs and other trade barriers, other adverse economic conditions and general uncertainty about economic recovery or growth, instability in political or market conditions generally, and any changes in tax treatment of advertising expenses and the deductibility thereof. While these factors are less likely to have a pronounced effect on the effect of digital advertising performance and spend, they may nonetheless have a material adverse impact on our operating results. Reductions in overall ad spend as a result of these factors could make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.
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
Our revenue may vary from quarter to quarter due to the seasonal nature of demand for many of our customers’ products or services that market to consumers and e-commerce customers. For example, digital marketers that market to consumers or market e-commerce products or services tend to devote a large portion of their budgets to campaigns in the fourth quarter of the year, to coincide with consumer holiday spending, and then have a significantly smaller advertising budget in the first calendar quarter. Seasonality in the fourth quarter of the calendar year has translated to our highest levels of platform activity and spend as fourth quarter revenue comprised 30.0% and 30.9% of our revenue for the year ended December 31, 2025 and 2024, respectively. Seasonality in the first quarter of the calendar year has generally lead to our lowest levels of platform activity and spend with first quarter revenue comprised of 22.2% and 19.4% of our revenue for the year ended December 31, 2025 and 2024, respectively.
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
We operate in an evolving industry with ever-changing customer needs, and, as a result, our business has evolved over time such that our operating history makes it difficult to evaluate our business and future prospects. We have a short operating history with PTV as our primary driver of revenue may not be indicative of future revenues or our future business. Although we have experienced substantial revenue growth, we may not be able to sustain this growth rate, current revenue levels or profitability. Moreover, we expect to face challenges, risks, and difficulties frequently experienced by growing companies in rapidly developing industries, including those relating to:
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
Various state, federal and foreign governments have adopted or proposed limitations on the collection, distribution, use, storage, and processing of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the Federal Trade Commission (the “FTC”) and many state attorneys general interpret federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. If we fail to comply with any such laws or regulations, we may be subject to enforcement actions that may not only expose us to litigation, fines, and civil and/or criminal penalties, but also require us to change our business practices as well as have an adverse effect on our business, results of operations, and financial condition.
The regulatory framework for data privacy issues worldwide is continually evolving and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use, collection, or other processing of data and manner in which we conduct our business. Restrictions could be placed upon the collection, management, aggregation, and use of data, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may collect, use or disclose data. In particular, interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices (sometimes referred to as behavioral advertising or personalized advertising), such as cross-device data collection and aggregation, steps taken to de-identify personal data, and to use and distribute the resulting data, including for purposes of personalization and the targeting of ads, have come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies across multiple jurisdictions, including the United States, with a focus on consumer protection and data privacy. Much of this scrutiny has focused on the use of cookies and similar technologies that collect data about Internet users’ online browsing activity on web browsers, mobile devices, and other devices, to associate such data with user or device identifiers or de-identified identities across devices and channels. In addition, providers of Internet browsers have engaged in, and may continue or expand, efforts to provide increased visibility into, and certain controls over, cookies and similar technologies and the data collected using such technologies (including sharing of such data). Because we, and our customers, rely upon collecting large volumes of data through such technologies (other than cookies), these efforts may have a substantial impact on our ability to collect and use data from Internet users, and it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect, the method of collection, and how we use and share that data to provide our services.
In the United States, Congress and state legislatures, along with federal and state regulatory authorities have increased their attention on matters concerning the collection and use of consumer data, including for advertising related purposes, with state regulators increasing their focus on data collection practices involving CTV devices. Many authorities require companies to provide an “opt-out” for certain types of advertising. If such authorities start to require “opt-in” consent prior to the collection, use or disclosure of data, or adopt other more restrictive requirements, less data would be available, and the cost of data would be higher. This could impact our business and those of our customers and business partners.
Certain states have adopted new or modified privacy and security laws and regulations that apply and may apply to our business. For example, the California Consumer Privacy Act and related regulations (“CCPA”) provide individual privacy rights for California residents and increase the privacy and security obligations of businesses handling personal information. The CCPA generally requires covered businesses to, among other things, provide disclosures to California consumers and afford California consumers abilities to opt-out of certain sales of personal information (a concept that is defined broadly), certain uses and disclosures of sensitive personal information, and the sharing of personal information for cross-context behavioral advertising. The CCPA is enforceable by the California Attorney General and the California Privacy Protection Agency. The California Privacy Protection Agency is continuously amending the CCPA regulations, building upon the requirements in the CCPA, including with respect to automated decision-making, risk assessment, and cybersecurity audits. In the event of an actual or perceived violation of the CCPA, these regulators could seek severe statutory damages, injunctive relief or agreed settlements providing for ongoing audit and reporting requirements. There is also a private right of action relating to certain data security incidents. The CCPA has required and will likely continue to require us to modify our data collection or processing practices and policies or our business model and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation, which could have an adverse effect on our business, results of operations, and financial condition.
Following the passage of the CCPA, over a third of other states across the country have passed their own comprehensive consumer privacy laws, with even more states considering their own such laws, which creates a patchwork of overlapping but different state laws. These laws are similar to the CCPA, but also differ in a variety of ways, such as by requiring opt-in consent for the collection of sensitive personal information in some states. Laws relating to specific privacy and consumer protection issues have been passed and are continuing to be considered in other states, including laws governing the collection and use of personal information (including for advertising) about children and teenagers or consumer health information, and laws relating to the use or deployment of AI. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of personal information related to individuals for marketing purposes. At various points, different versions of comprehensive federal privacy bills have been proposed as well. Such legislation would add additional complexity, and may add variation in requirements, restrictions, and potential legal risk, require additional investment in resources to compliance and cybersecurity programs, could impact strategies and availability of previously useful data, could result in increased compliance costs and/or changes in business practices, and could have a material adverse effect on our business, financial condition, and operating results.
Additionally, governmental agencies like the FTC have adopted, or are considering adopting, regulations concerning personal data and data security. For example, the FTC has adopted updates to existing regulations governing collection of data from children online, has proposed making updates to existing regulations related to “commercial surveillance” generally, and has increased its focus on data privacy and security practices at digital companies, as evidenced by enforcement actions against companies regarding their alleged disclosure of sensitive data, including web browsing data or location data, to third-parties for advertising purposes, and by obtaining twenty-year consent decrees mandating enhanced and specific requirements for information security management programs and the handling of consumer information.
Further, if we expand our business outside the United States into the European Union (“EU”) and/or the United Kingdom (“UK”), other laws will become applicable, including the EU General Data Protection Regulation (“EU GDPR”) and the UK equivalent (the “UK GDPR”) (collectively, the “GDPR”) and the EU ePrivacy Directive and national data protection supplementing laws in these jurisdictions. The GDPR includes robust operational requirements for companies that collect, receive, share, disclose, transfer, process or otherwise use personal data of individuals located in the European Economic Area (“EEA”) and the UK which are different than requirements under U.S. data privacy and security laws, including placing requirements and restrictions on the transfer of personal data outside the EEA and the UK. Laws, guidance and the enforcement landscape around these requirements, including international data transfers to the United States, is complicated and continuing to evolve, and we may incur costs in taking compliance measures and/or these requirements may affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.
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
Further, regulators in certain countries outside the United States are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem alongside organizations’ use of cookies, pixels and similar targeting technologies. The GDPR and national EU and UK laws which transpose the ePrivacy Directive require informed consent for the placement of certain tracking technologies on an individual’s device, and impose specific conditions on how to obtain valid consent. Recent decisions from European courts and regulators are driving increased attention to cookies and similar technologies. For example, the French data protection regulator is increasingly active in enforcement in this area, as are other EU regulators as a result of actions by not-for-profit privacy activists that have made hundreds of complaints to European website operators regarding their cookie banners and referred a significant number of these to relevant national regulators, saying that it aims to seek enforcement on thousands of websites in Europe.
Some countries are also considering or have passed legislation implementing data protection requirements, are requiring local storage and processing of data, placing limits on data transfers to other countries, or similar requirements. These new areas of focus for regulators and legislators could require significant systems changes, increase the cost and complexity of delivering our services, adversely affect our margins, divert the attention of our technology personnel and subject us to additional liabilities. Further, any failure to achieve required data protection standards may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our results of operations. Because the interpretation and application of privacy and data protection laws and the related regulations and standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our data management practices or the technological features of our platform.
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
We depend on our ability to collect and process data in order to run our business. We collect and/or use large amounts of data about consumer shopping behavior, demographic and other interest data and key life events and produce large amounts of data regarding ads and ad placement, such as customer preferences for media and advertising content. Further, we collect and/or use data that does not directly identify an actual, identifiable consumer, including advertising identifier, IP address, location data, hashed email addresses, browser and device information, online browsing behavior, exposure to and interaction with ads, and inferential data about purchase intentions, and preferences. We use data from third-party sources, CRM data and data collected through other various means, including from first-party data (such as data collected through our pixels).
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
Consumers can, with increasing ease, implement technologies that limit the ability by us and other companies to collect and use data to deliver ads, or otherwise limit the effectiveness of our platform. For example, cookies can be deleted or blocked by Internet users who do not want information to be collected about them through cookies. The most commonly used Internet browsers—Chrome, Firefox, Edge and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers and Internet users can delete cookies from their computers at any time. In addition, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and may continue to become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Firefox also blocks third-party cookies by default, and other browsers may block or limit third-party cookies in the future. Mobile devices allow users to opt-out of the use of mobile device IDs for targeted advertising, and some phone manufacturers, such as Apple, have implemented and may continue to implement changes, which may reduce the value of ad impressions on its iOS mobile application platform. For example, Apple uses an App Tracking Transparency framework that provides users of Apple products more control over the way their data is tracked in mobile applications and limits the ability of mobile applications to request an iOS device's advertising identifier. Additionally, many applications and other devices allow audiences to avoid receiving ads by paying for subscriptions or other downloads.
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
New requirements relating to automated, browser-based, or one-stop / universal opt-out mechanisms (“UOOMs”), such as the “Global Privacy Control” signals, the opt-out mechanism for data brokers established under the California Delete Act, or other user-enabled universal UOOMs established in the future, may result in significantly larger numbers of consumers opting out of having their data collected, used and disclosed for targeted advertising purposes. Additionally, the DAA, NAI and their international counterparts have certain opt-out mechanisms for users to opt-out of the collection of their information via cookies. Ad-blocking technologies, opt-out mechanisms and other global privacy controls may prevent targeting technologies from being stored on a consumer’s computer or mobile device. Furthermore, California recently passed a law requiring web browser operators to provide users with a setting to send a UOOM that, when enabled, directs websites not to sell or share the user’s personal information. If use of the “Global Privacy Control,” or similar signals is adopted by many Internet users, or if such standard is imposed by even more states or by federal legislation, or is agreed upon by standard setting groups, we may not receive as much data, and may have to change our business practices.
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
Industry participants in the advertising technology ecosystem have taken or may take action to eliminate or restrict the use of cookies and other device identifiers. For instance, Apple has restricted the use of mobile identifiers on its devices, and Google has announced that it plans to deprecate the mobile advertising identifier used on Android devices. Google is also utilizing various technologies under its label of “Privacy Sandbox,” which provide modified targeting and measurement functionality currently provided through the use of third-party cookies. It is possible that companies in our ecosystem may rely on proprietary algorithms or statistical methods to track web users without cookies, or may utilize log-in credentials entered by users, to track web usage, including usage across multiple devices, without cookies. Alternatively, such companies may build different and potentially proprietary user tracking methods into their widely-used web browsers. New identification solutions are unreleased and unproven, and may require substantial development and commercial changes for us to support such solutions. There is also further risk that the changes will disproportionately benefit the owners of these platforms or the businesses that have access to large amounts of first-party data. Even if current device identifiers are effectively replaced by open industry-wide tracking standards rather than proprietary standards, we may still incur substantial re-engineering costs to replace current device identifiers with these new technologies. This may also diminish the quality or value of our services to customers if such new technologies do not provide us with the quality or timeliness of the data that we currently generate from current device identifiers. If we are unable to successfully adapt to the replacement of these identifiers by alternative tracking systems, this could adversely affect our business, results of operations, and financial condition.
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
We utilize IT Systems, applications and websites that allow for the storage and transmission of personal information about our customers, audiences, employees and other third parties, as well as proprietary and confidential business information. As such, we and certain of our third-party providers are a potential target for cyberattacks and other cybersecurity incidents, and face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our and our third party providers’ IT Systems. In addition, measures we, our customers or third parties that host our data may implement, and the underlying IT Systems may be vulnerable to attempted attacks that may take a variety of forms, including denial of service attacks, infrastructure attacks, botnets, malicious file attacks, cross-site scripting, credential abuse, ransomware attacks, bugs, viruses, worms, malicious software programs, data breaches, and other cybersecurity incidents. Further, techniques are constantly evolving and becoming increasingly diverse and sophisticated and are often unrecognizable until launched against a target. Techniques could involve denial-of-service attacks or other maneuvers that have the effect of disabling, degrading or disrupting the availability of services on our platform, which could seriously harm our reputation and business. As such, we cannot ensure that we will be able to anticipate, investigate, remediate, or recover from future attacks or incidents, or to avoid material impacts to our IT Systems. Other types of attacks could harm us even if our platform operations are left undisturbed. For example, attacks may be designed to deceive team members into releasing control of their systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing confidential, proprietary or personal information. Additionally, we and our third-party providers may experience increased threats due to workforces operating remotely, including in light of our fully remote work environment. We are also vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations of our platform. Any cyberattack or cybersecurity incident can give rise to a variety of losses and costs, including legal exposure, and regulatory fines, damages to reputation, amongst others.
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
In 2024, we introduced MNTN Matched, which uses AI technologies to match consumers with brands that they are most likely to engage with, and we have since introduced other products and internal systems that utilize AI technologies. The use of AI technologies involves significant legal and technological risk, and any error, defect, disruption or outage of any AI technologies we leverage could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings. See “Risks Related to AI Technologies.”
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
Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI technologies, and new laws regulating AI technologies have entered into force in the United States and the EU. In the United States, legislation related to AI technologies has been introduced at the federal level and has been passed or proposed at the state level as well. For example, in 2025, the California Privacy Protection Agency finalized regulations under the CCPA regarding the use of automated decision-making technology, which went into effect on January 1, 2026. California, Colorado, and other states have enacted laws that further regulate the use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI. Such laws have taken effect or will continue to take effect in 2026, such as the Colorado Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI Technology to implement certain safeguards. We expect more laws focused on the development and deployment of AI technologies to be passed in the future, which will create more compliance requirements and potentially differing requirements across different jurisdictions in which we operate. Such additional regulations, and uncertainty around their enforceability, may impact our ability to develop, use and commercialize AI technologies in the future.
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
It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted or enforced in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our products and services which leverage AI technologies. Furthermore, the Trump administration’s approach to investment in and regulation of AI technologies has and is expected to continue to deviate from that of the previous administration and we will need to adapt to any changes that may result from such approach, including as the result of new or changing executive orders. For instance, the federal government may seek to preempt such state laws when they seek to govern certain topics, as evidenced by the Trump administration’s “Ensuring a National Policy Framework for Artificial Intelligence” Executive Order signed on December 11, 2025. This order calls for federal standards and legislation that would preempt conflicting state AI regulations and create a federal litigation task force focused on challenging state AI laws in court. The cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, or to adjust our business plans based on changes to how such laws are enforced, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
Risks Related to our Indebtedness
Our debt obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.
We may incur additional indebtedness in the future, including borrowings under the Revolving Credit Facility. Our indebtedness could have significant effects on our business, such as:
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
Pursuant to our Revolving Credit Facility, we are at times required to maintain an Adjusted Quick Ratio (as defined in the Revolving Credit Facility). Our ability to borrow under our Revolving Credit Facility depends on our compliance with this financial covenant. Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy the financial covenant. We cannot assure you that we will satisfy the financial covenant in the future, or that our lender will waive any failure to satisfy the financial covenant.
A breach of the financial covenant, or any other covenant in the documents governing our Revolving Credit Facility, could result in a default or event of default under our Revolving Credit Facility. In the event of any event of default under our Revolving Credit Facility, the lender could elect to terminate borrowing commitments and declare all borrowings and loans outstanding thereunder, if any, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, we are required to maintain no less than $75 million of our depository and operating accounts with Western Alliance Bank, subject to certain limited exceptions. Further, substantially all of our assets are pledged as collateral under the Revolving Credit Facility and the lender could exercise its rights under the Revolving Credit Facility with respect to the collateral. Any such exercise of remedies on any material portion of such collateral would likely materially adversely affect our business, financial condition and results of operations.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes in the future as a result of our initial public offering and/or subsequent shifts in our stock ownership (some of which are outside our control). As a result, our ability to use certain of our pre-change NOLs and tax credits to offset future taxable income, if any, is subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a portion of our NOLs and tax credits.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
We are subject to federal income taxes in the United States and state taxes in many states. Our effective tax rate could be adversely affected due to several factors, including:
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
Our Class A common stock has one vote per share and our Class B common stock has 10 votes per share. As of December 31, 2025, the holders of our outstanding Class B common stock held 76% of the voting power of our outstanding capital stock, which voting power may increase over time as Mr. Douglas exercises his options that are exercisable for shares of our Class B common stock. If all such outstanding options held by Mr. Douglas had been exercised for shares of our Class B common stock as of December 31, 2025, the shares held by Mr. Douglas would represent 34% of the voting power of our outstanding capital stock. As a result, Mr. Douglas and our principal stockholders will be able to exert significant influence over us and, if acting together, will be able to control matters requiring stockholder approval, including the election of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation (as currently in effect, the "Certificate of Incorporation") and our Amended and Restated Bylaws (as currently in effect, the "Bylaws") and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.
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
Future sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of December 31, 2025, we had an aggregate of 55,825,847 shares of our Class A common stock outstanding, of which 10,139,993 was held by affiliates.
All of the issued and outstanding shares of our Class A common stock and our Class B common stock are eligible for future sale, subject to the applicable volume, manner of sale, holding periods, and other limitations of Rule 144. In addition, holders of our Class A and Class B common stock have certain rights to require us to register the sale of Class A common stock held by such stockholders, including in connection with underwritten offerings. Sales of significant amounts of stock in the public market, or the perception that such sales may occur, could adversely affect prevailing market prices of our Class A common stock or make it more difficult for you to sell your shares of Class A common stock at a time and price that you deem appropriate.
The market price of our Class A common stock may drop significantly when we register the sale of our stockholders’ remaining shares of our Class A common stock, or if there is an expectation that such a lapse of resale restrictions or registration of shares will occur. A decline in the trading price of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of our Class A common stock or other equity securities and may impair your ability to sell shares of our Class A common stock at a price higher than the price you paid for them or at all.
Your ownership and voting power may be diluted by the issuance of additional shares of our common stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise.
Subject to compliance with applicable rules and regulations, we may issue additional shares of our Class A common stock or our Class B common stock or securities convertible into our Class A common stock from time to time for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. Each share of our Class B common stock has 10 votes on matters submitted to a vote of our stockholders and our Class A common stock has one vote. In addition, each share of Class B common stock can be converted at any time at the election of the holder into one share of Class A common stock.
As of December 31, 2025, we had 8,494,081 shares of our Class A common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $12.58 per share, 5,540,822 of which were vested as of such date, and additional shares of our common stock reserved for future issuance under our 2025 Incentive Award Plan. As of December 31, 2025, we had 11,810,410 shares of our Class B common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $3.79 per share, 4,724,164 of which were vested as of such date. As of December 31, 2025, we had 3,955,700 shares of restricted stock that are legally issued and outstanding and votable, but are not reflected as outstanding shares on the consolidated balance sheets. Any additional shares of our Class A common stock and our Class B common stock that we issue, including under our equity incentive plans that we may adopt in the future would dilute the percentage ownership and voting power held by the investors who purchase Class A common stock.
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
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described in this Form 10-K.
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
GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. The accounting for our business can be complicated and is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in SEC or other agency policies, rules, regulations, and interpretations of accounting regulations. Changes to our business model and accounting methods, principles, or interpretations could result in changes to our consolidated financial statements, including changes in revenue and expenses in any period, or in certain categories of revenue and expenses moving to different periods, may result in materially different financial results, and may require that we change how we process, analyze, and report financial information and our financial reporting controls.
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
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in Part II., Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk assessment and risk management procedures. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on, or conducted through, our information systems, that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
As part of our overall risk management system, we have implemented an information security incident response process to consistently detect, respond, and report incidents, minimize loss and destruction, mitigate the weaknesses that were exploited, and restore information system functionality and business continuity as soon as possible. These processes include continuous monitoring of threats through intrusion detection systems and other monitoring applications, procedures for identifying, responding, assessing and analyzing information security incidents, and the communication of information security incidents with internal and external stakeholders.

We operate exclusively on third-party hosted servers that are accessed via web applications. All physical and environmental security controls are maintained by our third-party hosting partners. We review their SOC-2 reports at least annually to ensure the existence and effective operation of their physical security controls. We engage third parties to perform penetration tests of our systems.
As of the date of this report, we have not experienced any cybersecurity incidents that have materially affected us, including our business strategy, results of operations, or financial condition. For certain risks from cybersecurity threats that may materially affect our business strategy, results of operations, or financial condition, see Item 1A, “Risk Factors,” including the section titled, “Platform outages or disruptions, including any interruptions due to cyberattacks or other cybersecurity incidents, or our or our third-party providers’ failure to maintain adequate security and supporting infrastructure as we scale, could damage our reputation and our business, results of operations, and financial condition.”
Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
Our Chief Technology Officer (“CTO”) oversees engineering, production operations and program management. In this role, he is responsible for the Information Security Management System (“ISMS”), within which all our internal and customer-facing IT systems operate. In addition to our CTO, the rest of our executive leadership is involved in the design, review and approval of all ISMS policies. Our CTO has over 20 years of experience building and shipping stable, secure IT systems and products at multiple enterprises. Our engineering team is comprised of technically skilled professionals with multiple industry security certifications, including CISSP and CCSP. In addition, our Senior Director of IT and Infrastructure has over 20 years of experience in cybersecurity, including monitoring, detecting, mitigating, and preventing cybersecurity incidents. The CTO and senior members of our engineering team provide quarterly updates to the Audit Committee regarding our cybersecurity risks and activities, including any known cybersecurity incidents and related responses.
Item 2. Properties
None.
Item 3. Legal Proceedings
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of such claims or proceedings, regardless of merit, is inherently uncertain. For a description of our legal proceedings, refer to Note 11, “Commitments and Contingencies” of the consolidated financial statements included elsewhere in this Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock is traded on the New York Stock Exchange under the symbol “MNTN.” Our Class B common stock is not listed nor traded on any stock exchange.
Stockholders
As of February 2, 2026, there were approximately 183 stockholders of record of our Class A common stock and 7 stockholders of record of our Class B common stock. These numbers do not include those who hold in “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.
Dividend Policy
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
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is intended to help the reader understand our Company, business, operations and present business environment and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. Some of the numbers included herein have been rounded for the convenience of presentation. Some of the information included in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Cautionary Note Regarding Forward-Looking Statements and Summary Risk Factors" and "Risk Factors" sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
MNTN is on a mission to transform CTV into a next-generation performance marketing channel.
Our revolutionary PTV software platform allows marketers, for the first time, to combine the powerful storytelling format of TV advertising with the targeting and measurement capabilities of paid search and social advertising. Our self-serve software enables marketers to precisely target audiences and then directly tie each view to a purchase or other action. Marketers set performance goals, such as ROAS, and our algorithms continuously optimize a campaign around key metrics to drive higher performance. Since we launched our PTV platform, our company has experienced rapid growth due to the robust performance our platform delivers to our customers.
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
Initial Public Offering
On May 23, 2025, we closed our initial public offering ("IPO"), in which 8,400,000 shares of our Class A common stock were issued and sold at $16.00 per share ("IPO Price"). We received net proceeds of $114.8 million after deducting underwriting discounts and commissions of $9.1 million and offering costs of approximately $10.6 million. Certain of our existing stockholders ("Selling Stockholders") offered and sold an additional 3,300,000 shares of our Class A common stock at the IPO Price in a secondary offering, for which we received no proceeds, and all net proceeds were received by the Selling Stockholders. In connection with the secondary offering, on May 23, 2025, the underwriters for the IPO purchased an additional 1,755,000 shares of Class A common stock pursuant to the exercise of their option in full to purchase additional shares from the Selling Stockholders at the IPO Price less underwriting discounts and commissions, with all net proceeds going to the Selling Stockholders.
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
We generate and grow our revenue primarily by driving new customers to our platform and through existing customers increasing their spend on our platform. Our initial focus was on mid-sized businesses, and subsequently, we began expanding our focus to small businesses, many of whom have never advertised on TV before.
Over the last several years, we made significant investments in our long-term growth. We invested in technology, development and operations to enhance platform features in our infrastructure, including our information technology, financial and administrative systems and controls, to support our operations, and in sales and marketing to acquire new customers and grow usage by existing customers. We believe the initial benefits of these investments were realized in our 2024 and 2025 financial results. We plan to continue to invest in the long-term growth of the Company, including development of cutting-edge technology, as well as continued investment in customer acquisition and customer growth. Given the operating leverage in our business and the investments that we have made, we expect to continue to improve our Adjusted EBITDA margin in the long term as our revenue continues to scale.
Key Performance Indicator and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements, we use the following key performance indicator and non-GAAP financial measures to evaluate the health of our business, measure our performance, identify trends affecting our growth, formulate goals and objectives and make strategic decisions. Accordingly, we believe our key performance indicator and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. Our key performance indicator and non-GAAP financial measures are presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly titled metrics or measures presented by other companies.
PTV Customers
PTV Customers refers to the aggregate number of unique customers that use our PTV platform as part of their CTV campaigns in the twelve-month period preceding the date indicated. We believe the number of PTV Customers is an important key performance indicator for investors because it helps assess the reach of our PTV platform as well as our brand awareness.

The following table summarizes our key performance indicator for each period presented below:

	Years Ended December 31,
	2025	2024
PTV Customers	3,632	2,225
Since 2019, our PTV Customers increased from 142 to 3,632 in the year ended December 31, 2025. Our PTV Customers increased 63.2% in the year ended December 31, 2025 from the year ended December 31, 2024. We attribute this growth to new customer acquisitions due to continued customer adoption of PTV and our continued expansion of our overall SMB footprint, including small businesses.
Adjusted EBITDA and Adjusted EBITDA Margin
The following table sets forth Adjusted EBITDA and Adjusted EBITDA margin for the periods set forth below and their most directly comparable GAAP measures:

	Years Ended December 31,
	2025	2024
Net loss (in thousands)	$(6,426)	$(32,877)
Adjusted EBITDA (in thousands)(1)	$67,986	$38,803
Net loss margin	(2.2)%	(14.6)%
Adjusted EBITDA margin(1)	23.4%	17.2%
(1)     See section "Non-GAAP Financial Measures" for more information and a reconciliation to the most directly comparable GAAP financial measure.
Non-GAAP Financial Measures
In this Form 10-K, we use certain non-GAAP financial measures, including EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin. EBITDA is defined as net loss adjusted to exclude depreciation and amortization expense, interest income (expense), net and income tax provision. Adjusted EBITDA is defined as net loss adjusted to exclude depreciation and amortization expense, interest income (expense), net and income tax provision, as further adjusted to exclude stock-based compensation expense, fair value adjustments on outstanding warrants, contingent liabilities, embedded derivatives and convertible debt, acquisition costs including legal costs associated with prior acquisitions, legal settlements and loss on debt extinguishment, which are items that we believe are not indicative of our core operating performance. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenue.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA margin to the most directly comparable GAAP financial performance measure, which is net loss:

	Years Ended December 31,
(in thousands)	2025	2024
Net loss	$(6,426)	$(32,877)
Interest (income) expense, net	(3,485)	6,920
Income tax provision	(9,574)	5,786
Depreciation and amortization expense	9,870	8,345
EBITDA	(9,615)	(11,826)
Stock-based compensation expense	31,694	31,199
Fair value adjustments	17,149	18,574
Acquisition costs	2,252	542
Legal settlements	70	314
Loss on debt extinguishment	26,436	—
Adjusted EBITDA	$67,986	$38,803

Revenue	$290,093	$225,571
Net loss	(6,426)	(32,877)
Net loss margin	(2.2)%	(14.6)%
Revenue	$290,093	$225,571
Adjusted EBITDA	67,986	38,803
Adjusted EBITDA margin	23.4%	17.2%
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
Investment in Talent
As of December 31, 2025, we had 534 full-time team members. Hiring productive and diverse talent is a key driver of our success and we expect to continue to grow headcount as our business scales. We plan to further invest in research and development to extend our data and technology lead and to enhance our platform. We also expect to incur additional general and administrative expenses to support our growth as a publicly traded company. Our headcount may increase through direct hires or through acquisitions of companies or teams.
Seasonality
We experience seasonal fluctuations in revenue due to increased customer spend during the fourth quarter holiday season and around notable consumer viewing events and reduced customer spend during the first quarter, immediately after the holiday season. This trend is especially relevant for direct-to-consumer and e-commerce brands, many of which use our platform to advertise on TV. Fourth quarter revenue comprised 30.0% and 30.9% of our revenue for the years ended December 31, 2025 and 2024, respectively. First quarter revenue comprised 22.2% and 19.4% of our revenue for the years ended December 31, 2025 and 2024, respectively. We expect revenue to fluctuate in the future based on seasonal and event-driven factors; however, historical trends may not be indicative of future results given evolving industry dynamics, changes to consumer spending patterns, expansion of our customer base into new verticals, or potential changes to our business model.
Macroeconomic factors
Macroeconomic factors, such as labor shortages, inflation, interest rate volatility, changes in foreign currency exchange rates, instability in the global financial system, supply chain disruptions, increased tariffs and other trade barriers, uncertainty about economic recovery or growth, and instability in political or market conditions generally have affected, and continue to have an effect, on our markets and industry. Any worsening of macroeconomic conditions in future periods could have a negative effect on our financial results.
Components of Our Results of Operations
We have one primary business activity and operate in one operating and reportable segment.
Revenue
Our revenue is primarily generated through usage-based fees from customers based on their level of ad spend on our platform, net of amounts paid to suppliers for the cost of advertising inventory. We expect our revenue to continue to increase as CTV adoption expands and more brands increase their PTV ad spend. Additionally, we generate revenue through the QuickFrame creative marketplace provided to our customers, and generated revenue through Maximum Effort Marketing's creative services prior to its divestiture on April 1, 2025.

Cost of Revenues
Cost of revenues consists primarily of hosting costs, data costs, third-party service fees, and personnel costs. Personnel costs included in cost of revenues include salaries, benefits, bonuses, and stock-based compensation and are primarily attributable to personnel who support our platform and who design and manage the production of video ads. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue-producing platform in cost of revenues over their estimated useful lives. Although we expect that the long-term cost of revenues will remain relatively consistent as a percentage of revenues it may fluctuate from period-to-period as a result of the level and timing of costs to support our platform.
Technology and Development Expense
Technology and development expense consists of personnel-related costs (including salaries, bonuses, benefits and stock-based compensation) and SaaS and other tools related to the development and operation of our platform. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in internal use software, net on our consolidated balance sheets. We expect that our technology and development expense will increase in absolute dollars as our business grows and we continue to invest in optimization and feature expansion of our platform as well as technology improvements to support and drive efficiency in our operations.
Sales and Marketing Expense
Sales and marketing expense consists of personnel-related costs (including salaries, commissions, bonuses, benefits, stock-based compensation), as well as costs related to promotional activities such as online advertising, branding products and trade shows as well as fees paid to third parties for marketing and product research. Commission costs are expensed as incurred. We expect sales and marketing expenses to grow in absolute dollars as we add personnel to increase the number of customers and expand their adoption of our platform. Sales and marketing expense as a percentage of revenue may fluctuate from period-to-period based on revenue levels and the timing of our investments, which may be impacted by the revenue seasonality in our industry and business as described further above.
General and Administrative Expense
General and administrative expense consists of personnel-related costs (including salaries, bonuses, benefits, stock-based compensation) related to our executive, finance and accounting, human resources and administrative departments. General and administrative expense also includes fees for third-party professional services, including consulting, legal and accounting services, merchant service fees, charitable contributions and other employee-related costs. We expect that our general and administrative expense will increase in absolute dollars as we invest in corporate infrastructure and incur additional expenses associated with our operations as a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with developing the requisite infrastructure required for sufficient internal controls.
Amortization of Acquired Intangibles
Amortization of acquired intangibles consists of the amortization expense associated with the intangible assets purchased through our prior acquisitions.
Other Income (Expense)
Interest Income (Expense), Net. Interest Income (Expense), Net consists of interest expense incurred on our outstanding borrowings under our 2023 Convertible Notes, Revolving Credit Facility, and the short-term note payable incurred in connection with the QuickFrame Acquisition, as well as accretion of debt discount on our 2023 Convertible Notes, offset by interest income earned on our cash and cash equivalents and short-term notes receivable.
Other Expense, Net. Other Expense, Net primarily consists of non-operating gains or losses, including fair value adjustments related to outstanding warrants, embedded derivative liabilities, convertible debt and contingent liabilities, and gains or losses on debt extinguishment.
Income Tax Provision
Our income tax provision primarily consists of U.S. federal and state income taxes, adjusted for allowable credits, deductions, and valuation allowance against deferred tax assets. Our effective tax rate is affected by tax rates in the jurisdictions in which we operate and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as share-based compensation, and changes in our valuation allowance against deferred tax assets.
Results of Operations for the Year Ended December 31, 2025, Compared with the Year Ended December 31, 2024
The following table sets forth our consolidated results of operations for the periods presented:

(dollars in thousands)	Years Ended December 31,		Change
	2025	2024	$	%
Revenue	$290,093	$225,571	$64,522	28.6%
Cost of revenues	66,153	64,051	2,102	3.3%
Gross profit	223,940	161,520	62,420	38.6%
Operating expenses:
Technology and development	49,239	32,662	16,577	50.8%
Sales and marketing	90,370	76,102	14,268	18.7%
General and administrative	57,657	51,772	5,885	11.4%
Amortization of acquired intangibles	2,630	2,630	—	—%
Total operating expenses	199,896	163,166	36,730	22.5%
Operating income (loss)	24,044	(1,646)	25,690	(1560.8)%
Other income (expense):
Interest income (expense), net	3,485	(6,920)	10,405	(150.4)%
Other expense, net	(43,529)	(18,525)	(25,004)	135.0%
Total other income (expense)	(40,044)	(25,445)	(14,599)	57.4%
Loss before income tax provision	(16,000)	(27,091)	11,091	(40.9)%
Income tax provision	(9,574)	5,786	(15,360)	(265.5)%
Net loss	$(6,426)	$(32,877)	$26,451	(80.5)%
The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Years Ended December 31,
	2025	2024
Revenue	100.0%	100.0%
Cost of revenues	22.8	28.4
Gross profit	77.2	71.6
Operating expenses:
Technology and development	17.0	14.5
Sales and marketing	31.2	33.7
General and administrative	19.9	23.0
Amortization of acquired intangibles	0.9	1.2
Total operating expenses	68.9	72.3
Operating income (loss)	8.3	(0.7)
Other income (expense):
Interest income (expense), net	1.2	(3.1)
Other expense, net	(15.0)	(8.2)
Total other income (expense)	(13.8)	(11.3)
Loss before income tax provision	(5.5)	(12.0)
Income tax provision	(3.3)	2.6
Net loss	(2.2)%	(14.6)%
Revenue
Revenue increased $64.5 million, or 28.6%, to $290.1 million for the year ended December 31, 2025, compared to $225.6 million for the year ended December 31, 2024. The increase was due primarily to an increase of $76.6 million in revenue generated from PTV, driven by a 63.2% increase in active PTV Customers between the periods in comparison, partially offset by a decrease in average spend per customer, as we continued to expand our overall SMB footprint, including small businesses. This was offset by decreases in creative and production revenues of $9.4 million and $2.3 million, respectively, primarily due to the divestiture of Maximum Effort Marketing on April 1, 2025.
Cost of Revenues
Cost of revenues increased $2.1 million, or 3.3%, to $66.2 million for the year ended December 31, 2025, compared to $64.1 million for the year ended December 31, 2024. The increase was primarily due to a $2.3 million increase in hosting fees as a result of increased processing volume driven by the development and release of new products, including bidding-related software, a $2.9 million increase in platform fees driven by the increase in revenue volume, a $2.9 million increase in data fees as a result of increased volume and changes to our data vendors, and a $1.5 million increase in amortization expense for internal use software. Offsetting these increases was a $7.8 million decrease in creative costs related to the divestiture of Maximum Effort Marketing on April 1, 2025.
Technology and Development Expense
Technology and development expense increased $16.6 million, or 50.8%, to $49.2 million for the year ended December 31, 2025, compared to $32.7 million for the year ended December 31, 2024. The increase was primarily due to a $13.8 million increase in personnel costs attributable to increased headcount to maintain and support further development of our platform. Average technology and development headcount increased by 31% between the periods in comparison as we continue to grow our engineering team to support the growth of our product. The remaining increase was primarily driven by higher SaaS costs of $1.6 million, and investment in incremental tools and consulting fees to support the development of the platform.
Sales and Marketing Expense
Sales and marketing expense increased $14.3 million, or 18.7%, to $90.4 million for the year ended December 31, 2025, compared to $76.1 million for the year ended December 31, 2024. This was primarily due to an increase in third party marketing spend of $12.4 million to drive customer and overall revenue volume, an increase in brand marketing costs of $2.3 million, and investment in SaaS tools of $2.3 million to support the growth of revenue. These increases were partially offset by lower personnel costs of $1.5 million driven by lower headcount.
General and Administrative Expense
General and administrative expense increased $5.9 million, or 11.4%, to $57.7 million for the year ended December 31, 2025, compared to $51.8 million for the year ended December 31, 2024. The increase was primarily due to an increase in legal costs of $2.9 million related to transactions and litigation work and increased merchant service fees of $2.3 million driven by increased revenue volume. Additionally, insurance expense increased $0.7 million due to public company director and officer insurance that became effective upon our initial public offering in May 2025. Accounting and consulting fees increased by $0.5 million related to transactions and personnel costs increased by $0.5 million. Offsetting these increases was a $1.0 million decrease in stock-based compensation expense, which was primarily due to the full vesting of awards granted in 2021 and partially offset by $5.5 million of one-time charges, of which $4.6 million is related to the forgiveness of 2021 partial recourse promissory notes with executive officers that were issued to facilitate the early exercise of stock options, $0.5 million was related to the acceleration of awards to option holders, and $0.4 million was related to option cancellations.
Amortization of Acquired Intangibles
Amortization of acquired intangibles remained flat at $2.6 million for both the year ended December 31, 2025 and December 31, 2024, as there were no changes to acquired intangibles year-over-year.
Interest Income (Expense), Net
Interest income (expense), net changed favorably by $10.4 million, or 150.4%, to income of $3.5 million for the year ended December 31, 2025, compared to expense of $6.9 million for the year ended December 31, 2024. The favorable change was primarily due to a $7.0 million decrease in interest expense as a result of the Convertible Note amendment in May 2024 and April 2025, which resulted in the modification and removal of the previous unamortized debt discount. Additionally, the Convertible Note was settled on May 23, 2025 in connection with the IPO, resulting in partial interest expense for the period. Contributing to the change was an increase in interest income of $3.4 million due to the increase in the interest bearing cash balance, which increased as a result of the IPO proceeds and increase in operating cash.

Other Expense, Net
Other expense, net primarily consists of fair value adjustments on our warrants, embedded derivatives, convertible debt and contingent liabilities, and a loss on extinguishment of debt. Other expense, net increased by $25.0 million to $43.5 million for the year ended December 31, 2025, compared to $18.5 million for the year ended December 31, 2024. The increase was due primarily to the $26.4 million loss on the extinguishment of the Convertible Notes when they were modified on April 1, 2025, $4.4 million in losses due to the increase in fair value of the Convertible Notes prior to extinguishment, an increase of $0.6 million in losses due to the increase in fair value adjustments of our embedded derivative liabilities, and $0.5 million in losses due to the increase in the fair value of our contingent liabilities. These losses were partially offset by a gain of $6.9 million due to the decrease in the fair value of the Series D Warrants and common stock warrants prior to their settlement and exercise, respectively.
Income Tax Provision
Income tax provision changed favorably by $15.4 million to a benefit of $9.6 million for the year ended December 31, 2025, compared to expense of $5.8 million for the year ended December 31, 2024. The favorable change was primarily driven by the release of the valuation allowance on our deferred tax assets during the year ended December 31, 2025. This was partially offset by an increase in income tax expense as a result of non-deductible stock based compensation expense and covered officer compensation.
Liquidity and Capital Resources
Overview
Since inception, we have financed operations to date primarily through cash flow from operating activities, net proceeds received from sales of equity securities and borrowings under our Revolving Credit Facility and other indebtedness. We have historically incurred losses from operations and have an accumulated deficit of $261.1 million as of December 31, 2025. As of December 31, 2025, we had cash and cash equivalents of $210.2 million, no borrowings outstanding under our Revolving Credit Facility and up to $49.4 million of borrowing capacity available thereunder.
We believe that our existing cash and cash equivalents, together with cash flow from operations and borrowings under our Revolving Credit Facility, will be sufficient to support our working capital requirements for at least the next 12 months. We utilize Insured Cash Sweep services to reduce exposure of our cash and cash equivalents balances that exceed FDIC limits at any one financial institution. Our long-term cash requirements will depend on many factors, including our revenue growth, the timing and extent of product development efforts and other investments to support our growth (including through acquisitions), the expansion of sales and marketing activities, and increases in general and administrative costs. To the extent our current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. In particular, the recent global macroeconomic trends have caused disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
Revolving Credit Facility
On December 8, 2025, we entered into an Amended and Restated Business Financing Agreement (the “Revolving Credit Agreement”) with Western Alliance Bank. The Revolving Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Revolving Credit Facility”), pursuant to which we may initially incur up to $50.0 million aggregate principal amount of revolver borrowings and have the option to request from time to time up to an additional $30.0 million in borrowings. The Revolving Credit Facility matures on May 28, 2029. The amount of borrowing availability under the Revolving Credit Facility is based on our accounts receivable balance, reduced by reserves. As of December 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility and up to $49.4 million of borrowings available, respectively.
Borrowings under the Revolving Credit Facility bear interest at a floating per annum rate equal to SOFR plus 3.00%, with a floor of 1.00%. Interest is payable on the revolving borrowings on a monthly basis.

The Revolving Credit Facility contains customary conditions to borrowings, events of default and covenants, including, without limitation, covenants that restrict our ability to sell assets, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Revolving Credit Facility also requires us to maintain compliance with an Adjusted Quick Ratio (defined as unrestricted cash maintained with the lender plus eligible receivables divided by the sum of outstanding loans plus accounts payable aged over 60 days from the invoice date) covenant at least 1.35 to 1.00 if the unrestricted cash balance with the lender is less than $35.0 million and there are outstanding borrowings. Such covenant will be tested as of the last day of the most recently completed fiscal period for which financial statements have been delivered and for each fiscal period thereafter until the unrestricted cash balance is above $35.0 million and there are outstanding borrowings. We are also required to maintain $75.0 million of depository and operating accounts with Western Alliance Bank, subject to certain exceptions. Our obligations under the Revolving Credit Facility are collateralized by a pledge of substantially all of our assets, including accounts receivable, deposit accounts, intellectual property, investment property and equipment. See Note 8, “Debt” to our consolidated financial statements included elsewhere in this Form 10-K.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2025	2024
Net cash provided by operating activities	$56,471	$42,548
Net cash used in investing activities	(17,114)	(9,949)
Net cash provided by (used in) financing activities	88,241	(5,005)
Net increase in cash and cash equivalents	$127,598	$27,594
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
Net cash provided by operating activities was $56.5 million for the year ended December 31, 2025, as compared to net cash provided by operating activities of $42.5 million for the year ended December 31, 2024, an increase in cash provided of $13.9 million. This fluctuation was primarily due to a $26.5 million decrease in net loss for the year ended December 31, 2025, coupled with an increase in non-cash items of $9.3 million, partially offset by fluctuations in working capital during the year ended December 31, 2025. The net changes in working capital for both periods presented are primarily due to the timing of cash receipts from customers and payments to vendors.
Investing Activities
Net cash used in investing activities primarily consists of investments in capitalized internal use software costs to develop our technology platform and other investment activities. As our business grows, we expect our investments in our platform development to increase as needed to support our platform.
Net cash used in investing activities was $17.1 million for the year ended December 31, 2025, as compared to $9.9 million for the year ended December 31, 2024. Net cash used in investing activities for the year ended December 31, 2025 was comprised of $12.5 million of capitalized internal use software costs and $9.6 million of notes receivable issued in April 2025. In December 2025, the Company received payment on $5.0 million of the notes receivable. Net cash used in investing activities for the year ended December 31, 2024 was comprised of $9.9 million of capitalized internal use software costs.
Financing Activities
Net cash provided by financing activities consists of proceeds from the IPO, the exercise of stock options, and our Revolving Credit Facility, offset by payments of IPO costs, settlement of convertible debt, the repurchase of common stock and repayments on our Revolving Credit Facility.
Net cash provided by financing activities was $88.2 million for the year ended December 31, 2025, which was primarily comprised of $125.3 million of proceeds from the IPO and $2.7 million proceeds from the exercise of stock options, offset by $24.0 million of payments on the settlement of the Convertible Notes, $10.0 million for the repurchase of Class A common stock for the settlement of the Convertible Notes, and $5.7 million of payments on initial public offering costs. Net cash used in financing activities was $5.0 million for the year ended December 31, 2024, which was primarily comprised of $7.5 million of payment on the Revolving Credit Facility, partially offset by $2.5 million of proceeds from the Revolving Credit Facility.
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and the related disclosures. Our management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates set forth in the consolidated financial statements, and the reported amounts of revenue and expenses during the applicable reporting periods. Actual results could differ from those estimates.
We believe that the accounting policies described below require management’s most difficult, subjective or complex judgments. Judgments or uncertainties affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. Refer to Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this Form 10-K for additional information regarding these and our other significant accounting policies.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We generate revenue by charging our customers a variable fee based on the level of ad spend and through charging fees for various ad production activities. We recognize revenue through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the performance obligations are satisfied.
The determination as to whether revenue should be reported gross of amounts billed to customers (gross basis) or net of payments to suppliers (net basis) requires significant judgment and is based on our assessment of whether we are acting as the principal or an agent in the transaction. We have determined that we do not act as the principal in the purchase and sale of digital advertising inventory because we do not control the advertising inventory and we do not set the price which is the result of an auction within the marketplace. Based on these and other factors, we report revenue from the sale of advertising inventory on our platform on a net basis. We have also determined that we do not act as the principal in our production activities because our role as a facilitator does not give us complete control over the specified goods, are not primarily responsible for the performance of third-party services, cannot redirect those services to fulfill other contracts, do not carry inventory risk, and do not set the price of third-party services used in the production activities. Therefore, we also report revenue from our production activities on a net basis.
We bill our customers on a gross basis, inclusive of the cost of procuring the advertising inventory. We report revenue on a net basis which represents gross billings net of amounts we pay suppliers for the cost of advertising inventory. Our accounts receivable are recorded at the amount of gross billings to customers, net of allowance, for the amounts we are responsible to collect, and our accounts payable are recorded at the amounts payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Valuation of Goodwill and Intangibles
The valuation of assets acquired in a business combination and asset impairment reviews require the use of significant estimates and assumptions. The acquisition method of accounting for business combinations requires us to estimate the fair value of assets acquired, liabilities assumed, and any non-controlling interest in an acquired business to properly allocate purchase price consideration between assets that are depreciated or amortized and goodwill.

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The valuation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value.
Goodwill recorded represents excess consideration transferred over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is subject to evaluation of impairment in accordance with ASC 350, Intangibles—Goodwill and Other on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If no such events or changes in circumstances occur, we perform our annual assessment in the fourth quarter of the year.
In accordance with the applicable guidance, a two-step process is utilized to assess whether or not goodwill may be impaired. The first step is a qualitative assessment that analyzes current economic indicators and other qualitative factors. If the first step indicates that it is more likely than not that the fair value is less than its carrying amount, a quantitative analysis must be performed. The quantitative analysis, if determined to be necessary, compares the estimated fair value of the reporting unit to the carrying value. If this step indicates that the carrying value of the reporting unit is in excess of its fair value, an impairment loss shall be recognized in an amount equal to that excess.
We operate as one segment and have identified a single reporting unit, entirely within the United States. Our chief operating decision maker reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Our annual impairment analysis of goodwill was performed as of December 31, 2025. Our qualitative assessment did not result in an identification of indicators of impairment and, based on that assessment, we concluded that the fair value of the reporting unit was substantially in excess of the carrying value. Therefore, a quantitative analysis was not deemed necessary, and no impairment of goodwill was recorded.
Embedded Derivative Liabilities
We evaluated the terms and features of our Convertible Notes, as defined in Note 9, “Convertible Debt and Warrant Liabilities,” to our consolidated financial statements included elsewhere in this Form 10-K, and identified certain embedded features that required bifurcation as these features were not clearly and closely related to the underlying host contract.
On April 1, 2025, the Company and the holders of the Convertible Notes executed an Omnibus Amendment and Note Conversion Agreement (the "Note Conversion Amendment"). The terms of the Note Conversion Amendment were determined to be substantially different than the terms of the Convertible Notes prior to the Note Conversion Amendment, and as such, in accordance with ASC 470, Debt the modification was accounted for as a debt extinguishment, with the difference between the fair value of the modified Convertible Notes and the net carrying amount of the extinguished Convertible Notes, including the fair value of the embedded derivative liability on date of extinguishment, recognized as a loss on extinguishment within other expense, net on the consolidated statements of operations. The embedded features were then settled or extinguished with the conversion of our Convertible Notes in connection with the closing of the Company’s IPO on May 23, 2025.
Accordingly, these embedded features were accounted for separately as an embedded derivative liability in accordance with ASC 815, Derivatives and Hedging. We recorded the fair value of the embedded derivative as of the issuance date as a reduction of the initial carrying amount of the Convertible Note instrument through the debt discount. The embedded derivative liability was adjusted to fair value each reporting period with changes in fair value subsequent to the issuance date recognized within other (expense) income, net in the consolidated statements of operations.
The fair value of the embedded derivative liability was determined using the with-and-without model which compared the estimated fair value of the underlying instrument with the embedded features to the estimated fair value of the underlying instrument without the embedded features, with the difference representing the estimated fair value of the embedded derivative features. The with-and-without model includes significant unobservable estimates, including the timing and probability weighting of potential liquidity events, discount rate, illiquidity discount, and expected volatility. Other assumptions used in the model that are not significant unobservable estimates are interest rate and risk-free rate. Changes in the inputs into the valuation model may have a significant impact on the estimated fair value of the embedded derivative liability.

Stock-Based Compensation
We recognize compensation expense related to employee stock option grants in accordance with ASC 718, Compensation—Stock Compensation. Awards are measured and recognized in the consolidated financial statements based on the fair value of the awards granted.
The fair values of stock option awards are estimated on the grant date using the Black-Scholes option-pricing model, except for the performance options that are estimated using a Monte Carlo simulation model. Both the Black-Scholes option-pricing model and Monte Carlo simulation model require us to make certain assumptions including the fair value of the underlying common stock, the expected term, the expected volatility, the risk-free interest rate, the dividend yield, and the derived service period. The assumptions used represent management’s best estimates, which involve inherent uncertainties. The assumptions and estimates are summarized as follows:
Fair Value of the Underlying Common Stock – Prior to the IPO, we estimated the fair value of our stock with the assistance of a third-party valuation specialist, who derived the value using a combination of market and income approach valuation models. Subsequent to the IPO, the fair value of common stock is based on the closing price of the Company’s Class A common stock on grant date.
Risk-Free Interest Rate – The risk-free interest rate used is based on the implied yield in effect at the time of grant of U.S. Treasury securities with maturities similar to the expected term of the options.
Expected Term – We calculate the expected term of our employee options based upon the simplified method, which estimates the expected term as the average of the contractual life of the option and its vesting period.
Volatility – The expected volatility is based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market-capitalization data as we do not have sufficient trading history for our Class A common stock.
Dividend Yield – The dividend yield is zero as we have not declared or paid any dividends to date and do not currently expect to do so in the future.
Derived Service Period – For the performance options, the derived service period is the time from the service inception date to the expected date of satisfaction of the market condition. We estimate the derived service period with the assistance of a third-party valuation specialist, utilizing a Monte Carlo simulation representing the median of all paths to vest by tranche.
Stock-based compensation expense related to stock option awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation for the performance options is recognized on a graded-vesting basis over a derived service period but may be accelerated if the vesting criteria are fulfilled prior to the estimated performance period. Stock-based compensation expense is recorded net of actual forfeitures. Modifications to stock option awards are remeasured to fair value using the Black-Scholes model at the date of modification, with the incremental increase in fair value being recognized in expense. See Note 13, “Stock-Based Compensation” to our consolidated financial statements included in this Form 10-K for further discussion of our stock-based compensation awards.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements included in this Form 10-K.
Jumpstart Our Business Startups Act of 2012
Under the JOBS Act, an “emerging growth company” can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period until the earlier of the date we (x) are no longer an emerging growth company, or (y) affirmatively and irrevocably opt-out of the extended transition period. As a result, our operating results and consolidated financial statements may not be comparable to the operating results and financial statements of companies that have adopted the new or revised accounting standards.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and inflation. All of these market risks arise in the ordinary course of business, as we do not engage in speculative trading activities. The following discussion provides additional information regarding these risks.

Foreign Currency and Exchange Risk
We currently have operations solely in the United States. All of our revenue and operating expenses are denominated in U.S. dollars, and therefore, neither our revenue nor operating expenses are currently subject to foreign currency or exchange risk.
Interest Rate Risk
Our cash and cash equivalents are held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on any borrowings outstanding on our Revolving Credit Facility accrues at a floating rate based on SOFR plus a margin. We do not expect that any change in prevailing interest rates will have a material impact on our results of operations.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MNTN, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MNTN, Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
San Francisco, California
February 18, 2026

MNTN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$210,160	$82,562
Accounts receivable, net	61,837	66,900
Prepaid expenses and other current assets	14,476	8,931
Total current assets	286,473	158,393
Internal use software, net	17,804	12,446
Property and equipment, net	—	100
Intangible assets, net	12,722	15,352
Goodwill	51,903	51,903
Deferred tax assets, net	9,400	—
Other assets, non-current	—	550
Total assets	$378,302	$238,744
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$59,543	$63,564
Accrued payroll and related liabilities	3,352	3,238
Short-term note payable	—	579
Convertible debt (includes $22,673 to related parties at December 31, 2024)	—	49,670
Embedded derivative liability	—	24,931
Other current liabilities	5,626	13,264
Total current liabilities	68,521	155,246
Warrant liabilities	—	18,858
Other liabilities, non-current	4,045	3,351
Total liabilities	72,566	177,455
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, $0.0001 par value: no shares authorized, issued, or outstanding at December 31, 2025; 55,504,004 shares authorized, 41,994,022 shares issued and outstanding, liquidation preference of $165,776 at December 31, 2024	—	168,888
Stockholders' equity (deficit):
Common stock, $0.0001 par value: no shares authorized, issued, or outstanding at December 31, 2025; 104,100,000 shares authorized, 14,247,476 shares issued and outstanding at December 31, 2024	—	1
Class A common stock, $0.0001 par value: 400,000,000 shares authorized, 55,825,847 shares issued and outstanding at December 31, 2025; Class B common stock, $0.0001 par value: 100,000,000 shares authorized, 18,037,345 shares issued and outstanding at December 31, 2025; no shares authorized, issued, or outstanding at December 31, 2024 for either class	7	—
Additional paid-in capital	577,043	147,255
Treasury stock	(10,025)	—
Notes receivable from employees	(181)	(173)
Accumulated deficit	(261,108)	(254,682)
Total stockholders' equity (deficit)	305,736	(107,599)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$378,302	$238,744
The accompanying notes are an integral part of these consolidated financial statements.

MNTN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
Revenue	$290,093	$225,571
Cost of revenues	66,153	64,051
Gross profit	223,940	161,520
Operating expenses:
Technology and development	49,239	32,662
Sales and marketing	90,370	76,102
General and administrative	57,657	51,772
Amortization of acquired intangibles	2,630	2,630
Total operating expenses	199,896	163,166
Operating income (loss)	24,044	(1,646)
Other income (expense):
Interest income (expense), net	3,485	(6,920)
Other expense, net	(43,529)	(18,525)
Total other income (expense)	(40,044)	(25,445)
Loss before income tax provision	(16,000)	(27,091)
Income tax provision	(9,574)	5,786
Net loss	$(6,426)	$(32,877)
Net loss attributable to common stockholders	$(6,426)	$(32,877)
Earnings per share:
Basic and Diluted	$(0.13)	$(2.38)
Weighted average shares outstanding:
Basic and Diluted	50,904,497	13,813,436
The accompanying notes are an integral part of these consolidated financial statements.

MNTN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-In Capital	Treasury Stock	Notes Receivable from Employees	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	41,994,022	$168,888	13,400,272	$1	$115,891	$—	$—	$(221,805)	$(105,913)
Issuance of common stock upon exercise of options	—	—	881,384	—	498	—	(170)	—	328
Stock-based compensation	—	—	—	—	31,199	—	—	—	31,199
Repurchase of common stock	—	—	(34,180)	—	(333)	—	—	—	(333)
Interest accrued on notes receivable from employees	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	(32,877)	(32,877)
Balance at December 31, 2024	41,994,022	$168,888	14,247,476	$1	$147,255	$—	$(173)	$(254,682)	$(107,599)
Issuance of common stock upon exercise of options	—	—	761,078	—	2,665	—	—	—	2,665
Issuance of common stock upon vesting of restricted stock units	—	—	2,529	—	—	—	—	—	—
Stock-based compensation	—	—			31,694	—	—	—	31,694
Release of restricted stock	—	—	600,000	—	—	—	—	—	—
Release of shares due to loan forgiveness	—	—	1,894,054	1	—	—	—	—	1
Interest accrued on notes receivable from employees	—	—	—	—	—	—	(8)	—	(8)
Conversion of redeemable convertible preferred stock to Class A common stock in connection with initial public offering	(41,994,022)	(168,888)	41,994,022	4	168,884	—	—	—	168,888
Issuance of Class A common stock in connection with initial public offering, net of underwriting discounts, commissions, and other offering costs	—	—	8,400,000	1	114,771	—	—	—	114,772
Conversion of convertible debt to Class A common stock upon initial public offering	—	—	6,056,425	—	96,902	—	—	—	96,902
Repurchase of Class A common stock due to convertible debt put option election upon initial public offering	—	—	(626,588)	—	—	(10,025)	—	—	(10,025)
Issuance of common stock upon exercise of warrants	—	—	534,196	—	14,872	—	—	—	14,872
Net loss	—	—	—	—	—	—	—	(6,426)	(6,426)
Balance at December 31, 2025	—	$—	73,863,192	$7	$577,043	$(10,025)	$(181)	$(261,108)	$305,736
(1)    Amounts combine the Company's common stock, Class A common stock, and Class B common stock. See Note 12, Capitalization, for discussion of the establishment of the Company's two classes of common stock and the conversion of its common stock into Class A common stock in connection with the Company's initial public offering in May 2025.
The accompanying notes are an integral part of these consolidated financial statements.

MNTN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,426)	$(32,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	31,694	31,199
Change in value of embedded derivative	16,574	16,004
Change in value of warrant liabilities	(3,986)	2,899
Change in value of contingent liabilities	166	(329)
Change in value of convertible debt, excluding interest	4,395	—
Depreciation and amortization	9,870	8,345
Loss on extinguishment of convertible debt	26,436	—
Accretion of warrant discount on convertible debt	949	5,981
Interest accrued on convertible debt and short-term note payable	1,092	2,842
Provision for bad debts	1,873	2,199
Release of indemnification related to QuickFrame Holdback	(579)	—
Interest income from notes receivable	(447)	(3)
Provision for deferred income taxes	(9,524)	36
Change in operating assets and liabilities:
Accounts receivable	2,019	(18,890)
Prepaid expenses and other assets	(6,203)	1,461
Accounts payable and accrued expenses	(4,021)	13,623
Accrued payroll and related liabilities	114	(1,156)
Other liabilities	(7,525)	11,214
Net cash provided by operating activities	56,471	42,548
Cash flows from investing activities:
Issuance of short term notes receivable	(9,611)	—
Proceeds from short term notes receivable	5,000	—
Capitalized internal use software costs	(12,503)	(9,949)
Net cash used in investing activities	(17,114)	(9,949)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	125,328	—
Payments of initial public offering costs	(5,727)	—
Payments on revolving credit facility	—	(7,500)
Proceeds from revolving credit facility	—	2,500
Payments on settlement of convertible debt	(24,000)	—
Proceeds from exercises of stock options	2,665	328
Payments to repurchase common stock	(10,025)	(333)
Net cash provided by (used in) financing activities	88,241	(5,005)
Net increase in cash and cash equivalents	127,598	27,594
Cash and cash equivalents, beginning of year	82,562	54,968
Cash and cash equivalents, end of year	$210,160	$82,562
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,143	$178
Cash paid (received) for income taxes	2,723	(1,124)

Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to Class A common stock upon initial public offering	$168,888	$—
Conversion of convertible debt into Class A common stock upon initial public offering	96,902	—
Cashless exercise of common stock warrants	14,872	—
Reclassification of deferred offering costs to additional paid-in capital in connection with initial public offering	4,830	—
Conversion of common stock to Class A and Class B common stock upon initial public offering	2	—
Issuance of warrants in connection with convertible debt modification	—	2,418
Net settlement of employee note receivable and payable	—	484
Issuance of employee loans for exercise of stock options	—	170

The accompanying notes are an integral part of these consolidated financial statements.

MNTN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
MNTN, Inc. (the “Company”) was formed in 2009 as a Delaware corporation. The Company is a performance TV software company focused on providing performance advertising services through a unified online advertising platform that includes segmentation tools, intelligent campaign planning, advance audience targeting, prospecting, creative ad builder, and data analytics reporting. The Company is headquartered in Austin, Texas. On August 25, 2021, the Company completed the acquisition of Maximum Effort Marketing, LLC (“Maximum Effort Marketing”), a creative marketing agency primarily focused on the production of television ads. On December 30, 2021, the Company completed the acquisition of QuickFrame, Inc. (“QuickFrame”), a marketplace platform that uses a video-as-a-service solution to make video creation fast and affordable. On April 1, 2025 the Company divested its ownership in Maximum Effort Marketing and transferred its interest in Maximum Effort Marketing to an affiliate of its original owner (the “Maximum Effort Marketing Transaction”). As part of the divestiture, Maximum Effort Marketing will continue to provide creative services to the Company under a new arrangement.
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
In connection with the IPO, 41,994,022 shares of redeemable convertible preferred stock automatically converted into an equal number of shares of the Company's common stock, which were then reclassified into an equal number of shares of the Company's Class A common stock. These shares, plus the previously outstanding 16,441,170 shares of the Company's common stock, for an aggregate of 58,435,192 shares, were then reclassified into an equal number of shares of the Company's Class A common stock. Thereafter, 28,991,483 shares of the Company's Class A common stock were then exchanged into an equal number of shares of the Company's Class B common stock. Additionally, the Convertible Notes converted into shares of the Company's Class A common stock, see Note 9, Convertible Debt and Warrant Liabilities.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the operations of the Company and all subsidiaries. All intercompany accounts and transactions have been eliminated.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, Provision for deferred income taxes has been reclassified out of changes in Other liabilities on the consolidated statements of cash flows.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.
On an ongoing basis, management evaluates its estimates, including those related to the valuation of common stock prior to the IPO, contingently redeemable convertible preferred stock and warrants, embedded derivative liabilities, the recognition and disclosure of contingent liabilities, the amounts in the provision for bad debts, assumptions used in the Black-Scholes model to determine the fair value of stock options, determination of useful lives of internal use software, valuation of intangible assets and goodwill, and valuation of and the realization of tax assets and estimates of tax liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company may engage third party valuation specialists to assist with estimates related to the valuation of its common stock, intangible assets and goodwill, contingent liabilities, warrant liabilities and embedded derivative liabilities. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from those estimates.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.
Concentration of Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of December 31, 2025, the Company maintained its cash accounts at multiple financial institutions. At times, cash accounts may exceed Federal Deposit Insurance Corporation (“FDIC”) limits. The Company has not experienced any losses in such accounts. Management believes that the financial institutions that hold the Company’s cash are financially sound.
The Company grants credit terms in the normal course of business to certain customers. Typical payment terms are “net 30.” The Company regularly monitors collections and payments from customers and maintains allowances for expected credit losses resulting from the inability of customers to make required payments. Estimated losses are based on historical experience and any specific customer collection issues identified.
For the years ended December 31, 2025 and 2024, the Company had no major concentrations of accounts receivable or revenue from its customers.
The Company relies on multiple vendors to serve as its demand-side platform from which customers can purchase advertising inventory, which account for a significant portion of costs. While the Company believes that if the relationship with any of these technological intermediaries were to cease, there are alternative solutions that could be leveraged in the long term, there may be short-term impacts on the business and operations as transfers to such alternative solutions are made. As of December 31, 2025 and 2024, the Company had no reason to believe the relationships with its suppliers of advertising inventory were under duress.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents consist of amounts held in interest-bearing money market accounts that are readily convertible to cash. Cash equivalents are stated at cost, which approximates fair value.
Accounts Receivable
Accounts receivable are comprised principally of receivables due from advertising brands. The Company carries its accounts receivable at invoiced amounts less allowances for expected credit losses and allowances for estimated credits. In estimating the allowances for expected credit losses and allowances for customer credits, the Company evaluates a combination of factors such as historical chargeback rates, historical bad debts, the age of current outstanding account balances, customer concentrations, customer creditworthiness, current business environment, and economic conditions. The Company generally does not require any security or collateral to support its accounts receivable.
Allowance for Expected Credit Losses and Customer Credits
The Company maintains a reserve against its accounts receivable for estimated losses that may result from customers’ inability to pay. Accounts receivable that are deemed uncollectible are written off against the allowance for expected credit losses. Additions to the allowance are recorded to the provision for bad debt expense presented in general and administrative expense in the consolidated statements of operations.

The Company additionally maintains a reserve against accounts receivable for estimated credits, chargebacks, or other customer concessions. The reserve is intended to account for instances in which customers may be entitled to credits for price differences, disputes, and other disparities that arise in the ordinary course of dealings between the Company and its customers. Actual customer credits given are recorded against the allowance for customer credits. Additions to the allowance are recorded as a reduction to revenue in the consolidated statements of operations, as it is deemed a component of variable consideration in determining the transaction price under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”).
Allowances for expected credit losses, credits, chargebacks, and other customer concessions recorded against accounts receivable on the consolidated balance sheets, were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Allowance for expected credit losses and customer credits, beginning of year	$(1,369)	$(811)
Additions to allowance (as estimated)	(2,650)	(2,495)
Actual write-offs or customer credits	2,426	1,937
Allowance for expected credit losses and customer credits, end of year	$(1,593)	$(1,369)
Deferred offering costs
Deferred offering costs, which consist of direct incremental legal, consulting, accounting and other fees related to the anticipated sale of the Company's common stock in the IPO, were capitalized and recorded in prepaid expenses and other current assets on the consolidated balance sheets prior to the IPO. After the IPO, all deferred offering costs were reclassified into additional paid-in capital as a reduction of proceeds, net of underwriting discount and commissions, received from the IPO on the consolidated balance sheets.
Internal Use Software
The Company capitalizes eligible costs associated with the development of its internal use software in accordance with ASC 350-40, Internal-Use Software. These costs include personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software development projects. Software development costs that do not qualify for capitalization, as further discussed below, are expensed as incurred and recorded in technology and development expenses in the consolidated statements of operations.
Software development activities typically consist of three stages: (1) the planning phase; (2) the application and infrastructure development stage; and (3) the post implementation stage. Costs incurred in the planning and post implementation phases, including costs associated with the post-configuration training and repairs and maintenance of the developed technologies, are expensed as incurred. The Company capitalizes costs associated with software developed when the preliminary project stage is completed, management implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development phases, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete, and the software is ready for its intended purpose. Software development costs are amortized using a straight-line method over the estimated useful life of three years, commencing when the software is ready for its intended use, and recorded in cost of revenues in the consolidated statements of operations. The straight-line recognition method approximates the manner in which the expected benefit will be derived.
Software development costs may become obsolete in situations where development efforts are abandoned due to the viability of a planned project becoming doubtful or due to technological obsolescence of a developed software project. The Company evaluates the remaining useful lives and carrying values of capitalized software at least annually or when events and circumstances warrant such a review. When capitalized software costs are deemed obsolete, the cost and accumulated amortization are removed from the consolidated balance sheets and the resulting loss is reflected within cost of revenues in the consolidated statements of operations.
The Company does not transfer ownership of its internally developed software, or lease its software, to third parties.
Impairment of Long-Lived Assets
The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the estimated remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows are less than the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value.
Goodwill
Goodwill recorded by the Company represents excess consideration transferred over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is subject to evaluation of impairment in accordance with ASC 350, Intangibles—Goodwill and Other on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If no such events or changes in circumstances occur, the Company performs its annual assessment in the fourth quarter of the year.
In accordance with the applicable guidance, a two-step process is utilized to assess whether or not goodwill may be impaired. The first step is a qualitative assessment that analyzes current economic indicators and other qualitative factors. If the first step indicates that it is more likely than not that the fair value is less than its carry amount, a quantitative analysis must be performed. The quantitative analysis, if determined to be necessary, compares the estimated fair value of the reporting unit to the carrying value. If this step indicates that the carrying value of the reporting unit is in excess of its fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company operates as a single operating segment and has identified a single reporting unit.
Warrants Liabilities
Warrants related to the Company’s redeemable convertible preferred stock were classified as liabilities in the balance sheet as a result of contingent redemption features. Warrants related to the Company’s common stock were classified as liabilities in the balance sheet as a result of a conditional obligation for the Company to repurchase the shares. These warrants were remeasured at each balance sheet date and any change in fair value was recognized within other expense, net in the consolidated statements of operations.
Contingencies
The Company accounts for contingencies in accordance with ASC 450, Contingencies (“ASC 450”). For loss contingencies, such as potential legal settlements or potential indirect tax exposures, the Company records an estimated loss when the loss is considered probable and the amount of loss is reasonably estimable. If a loss is considered probable but the best estimate of the loss can only be identified within a range and no specific amount within that range is more likely, then the minimum of the range is accrued.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses approximate their fair value due to the short maturity of these instruments. The fair values of the Company’s short-term note payable and revolving credit facility approximate their carrying values due to the variable rate of interest and borrowing rates available to the Company with similar terms. For information related to the fair value of the Company’s convertible debt, see Note 9, Convertible Notes and Warrant Liabilities.
The Company follows ASC 820, Fair Value Measurement (“ASC 820”), in accounting for fair value measurements. ASC 820 defines fair value and prescribes a framework for measuring fair value in accordance with existing generally accepted accounting principles. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. Fair value measurements are based on a fair value hierarchy, based on three levels of inputs, of which the first two are considered observable and the last unobservable, which are the following:
•Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted market prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
•Level 3 – Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company’s convertible preferred stock warrants, common stock warrants and embedded derivative liabilities were measured, and the contingent liabilities are measured, using unobservable inputs that require a high level of judgment to determine fair value and were thus classified as Level 3. The Company estimated the fair value of preferred and common stock warrants using a combination of the market approach and the income approach and an option-pricing model. The Company estimated the fair value of embedded derivative liabilities using a with-and-without model which considers the discounted cash flows and optionality of the related instrument and incorporates scenarios with and without the identified derivatives to derive the fair value. The Company estimates the fair value of contingent liabilities utilizing a Monte Carlo simulation. These models require the Company to use significant unobservable inputs into the models including the timing and probability weighting of potential liquidity events, discount for lack of marketability on securities, discount/interest rates, expected volatility and dividend yields.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606. The Company generates revenue by charging its customers a variable usage-based fee based on the level of ad spend and through charging fees for various ad production activities. The Company recognizes revenue through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the performance obligations are satisfied.
The determination as to whether revenue should be reported gross of amounts billed to customers (gross basis) or net of payments to suppliers (net basis) requires significant judgment and is based on its assessment of whether the Company is acting as the principal or an agent in the transaction. The Company has determined that it does not act as the principal in the purchase and sale of digital advertising inventory because it does not control the advertising inventory and it does not set the price which is the result of an auction within the marketplace. Based on these and other factors, the Company reports revenue from the sale of advertising inventory on its platform on a net basis. The Company has also determined that it does not act as the principal in its production activities because the Company’s role as a facilitator does not give the Company complete control over the specified good, is not primarily responsible for the performance of third-party services, cannot redirect those services to fulfill other contracts, does not carry inventory risk, and does not set the price of third party services used in the production activities. Therefore, the Company also reports revenue from its production activities on a net basis.
The Company bills its customers on a gross basis, inclusive of the cost of procuring the advertising inventory. The Company reports revenue on a net basis which represents gross billings net of amounts it pays suppliers for the cost of advertising inventory. The Company’s accounts receivable are recorded at the amount of gross billings to customers, net of allowance, for the amounts it is responsible to collect, and its accounts payable are recorded at the amounts payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Cost of Revenues
Cost of revenues consists primarily of hosting and data costs, third-party service fees, and personnel costs. Personnel costs included in cost of revenues include salaries, benefits, bonuses, and stock-based compensation and are primarily attributable to personnel in the Company who support the Company’s platform and who support the production of video ads. The Company capitalizes costs associated with software that is developed or obtained for internal use and amortizes the costs associated with its revenue-producing platform in cost of revenues over their estimated useful lives.
Technology and Development
Technology and development expense consists of personnel-related costs (including salaries, bonuses, benefits and stock-based compensation) and SaaS and other tools related to the development and operation of the Company’s platform. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in internal use software, net on the Company’s consolidated balance sheets.
Sales and Marketing
Sales and marketing expense consists of personnel-related costs (including salaries, commissions, bonuses, benefits and stock-based compensation), as well as costs related to promotional activities such as online advertising, branding products and trade shows and fees paid to third parties for marketing and product research. Commission costs are expensed as incurred. Advertising expenses were $20.3 million and $9.3 million for the years ended December 31, 2025 and 2024, respectively, and are expensed as incurred.
General and Administrative
General and administrative expenses consist of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) related to the Company’s executive, finance and accounting, human resources and administrative departments. General and administrative costs also include fees for third-party professional services, including consulting, legal and accounting services, merchant service fees, other employee-related costs, and charitable contributions.
Stock-Based Compensation
The Company recognizes compensation expense related to employee stock option grants in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). Awards are measured and recognized in the consolidated financial statements based on the fair value of the awards granted.
The fair values of stock option awards are estimated on the grant date using the Black-Scholes option pricing model, except for the performance options that are estimated using a Monte Carlo simulation model. Both the Black-Scholes option-pricing model and Monte Carlo simulation model require the Company to make certain assumptions including the fair value of the underlying common stock, the expected term, the expected volatility, the risk-free interest rate, the dividend yield, and the derived service period. The assumptions used represent management’s best estimates, which involve inherent uncertainties. The assumptions and estimates are summarized as follows:
•Fair Value of the Underlying Common Stock – Prior to the IPO, the Company estimated the fair value of its stock with the assistance of a third-party valuation specialist, who derived the value using a combination of market and income approach valuation models. Subsequent to the IPO, the fair value of common stock is based on the closing price of the Company's Class A common stock on grant date.
•Risk-Free Interest Rate – The risk-free interest rate used is based on the implied yield in effect at the time of grant of U.S. Treasury securities with maturities similar to the expected term of the options.
•Expected Term – The Company calculates the expected term of its employee options based upon the simplified method, which estimates the expected term as the average of the contractual life of the option and its vesting period.
•Volatility – The expected volatility is based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market-capitalization data as the Company does not have sufficient trading history for its Class A common stock.
•Dividend Yield – The dividend yield is zero as the Company has not declared or paid any dividends to date and does not currently expect to do so in the future.
•Derived Service Period – For the performance options, the derived service period is the time from the service inception date to the expected date of satisfaction of the market condition. The Company estimates the derived service period with the assistance of a third-party valuation specialist, utilizing a Monte Carlo simulation representing the median of all paths to vest by tranche.
Stock-based compensation expense related to stock option awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation for the performance options is recognized on a graded-vesting basis over a derived service period but may be accelerated if the vesting criteria are fulfilled prior to the estimated performance period. Stock-based compensation expense is recorded net of actual forfeitures. Modifications to stock option awards are remeasured to fair value using the Black-Scholes model at the date of modification, with the incremental increase in fair value being recognized in expense. Refer to Note 13, Stock-Based Compensation for further discussion of the Company’s stock-based compensation awards.
Other Expense (Income)
Interest Income (Expense), Net. Interest income (expense), net consists of interest expense incurred on the Company’s 2023 Convertible Debt, Revolving Credit Facility, and the short-term note payable incurred in connection with the QuickFrame Acquisition, as well as accretion of debt discount on the 2023 Convertible Debt, offset by interest income earned on cash balances and short-term notes receivable.

Other Expense, Net. Other expense, net primarily consists of non-operating gains or losses, including fair value adjustments related to outstanding warrants, embedded derivative liability, convertible debt and contingent liabilities, and gains or losses on debt extinguishment.
Income Taxes
Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities and are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates or tax law on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred tax assets when it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized.
The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in the income tax provision.
Comprehensive Income (Loss)
ASC 220, Income Statement—Reporting Comprehensive Income, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the consolidated financial statements. For the years ended December 31, 2025 and 2024, the Company had no other comprehensive income (loss) items; therefore, comprehensive income (loss) equals net income (loss). Accordingly, the Company has not included a separate statement of comprehensive income (loss) in the consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of information and consistent categories in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdictions. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public entities, this guidance will be effective on a prospective basis, with an option to apply it retrospectively, for annual periods beginning after December 15, 2024. As an emerging growth company that has not opted out of the extended transition period for complying with new or revised financial accounting standards, the amendments in ASU No. 2023-09 are effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and notes.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software. This guidance may be applied using a retrospective, prospective or modified transition approach for interim and annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and notes.
In November 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to add clarity and consistency for disclosure requirements in interim periods. The amendments can be applied on either a prospective or retrospective basis, and are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and notes.
3. Net Loss Per Share Attributable to Common Stockholders
Net loss per share (“EPS”) attributable to common stockholders consists of the following (in thousands, except share and per share information):

	Years Ended December 31,
	2025	2024
Numerator
Net loss	$(6,426)	$(32,877)
Numerator for basic and dilutive EPS – income available to common stockholders	$(6,426)	$(32,877)

Denominator
Denominator for basic EPS – weighted average shares(1)	50,904,497	13,813,436
Denominator for diluted EPS – adjusted weighted average shares and assumed conversions	50,904,497	13,813,436

Basic and Diluted EPS	$(0.13)	$(2.38)

Anti-Dilutive Securities excluded in the calculation of EPS
Stock options and restricted stock units	6,865,459	8,284,694
Preferred stock	—	41,994,022
Warrants	—	3,499,894
Convertible debt	—	2,215,674
Total potentially dilutive shares	6,865,459	55,994,284
(1)    Weighted average shares combine the Company's common stock, Class A common stock, and Class B common stock. See Note 12, Capitalization, for discussion of the establishment of the Company's two classes of common stock and the conversion of its common stock into Class A common stock in connection with the Company's initial public offering in May 2025.

4. Fair Value Measurements
The Company’s financial liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	As of December 31,
	2025	2024
Level 3
Series D warrants	$—	$7,882
Common stock warrants	—	10,976
Embedded derivative liabilities	—	24,931
Contingent liabilities	166	—
Total financial liabilities	$166	$43,789
The Company’s financial liabilities subject to fair value procedures were comprised of the following:
•Series D warrants – These warrants were issued to noteholders in connection with the Subordinated Convertible Promissory Notes (the “Convertible Notes”) in 2023. The fair value of these warrants was estimated using the fair value of the Company’s Series D Preferred Stock adjusted for the probability that the Convertible Notes would reach maturity at each measurement date, which are unobservable inputs. The Series D warrants were recorded within warrant liabilities on the consolidated balance sheets. See Note 9, Convertible Debt and Warrant Liabilities, for details of the terms and conditions of the Series D warrants.
•Common stock warrants – These warrants were issued to a lender in connection with a bank loan facility extension in 2018. The fair value of these warrants was estimated using the fair value of the Company’s common stock at each measurement date, which, prior to the IPO, was an unobservable input. Subsequent to the IPO, the fair value of the Company's common stock was based on the closing price of the Company's Class A common stock on the valuation date, which is an observable input. The common stock warrants were recorded within warrant liabilities on the consolidated balance sheets and were transferred from Level 3 to Level 1 on the fair value hierarchy subsequent to the IPO in May 2025. The warrants were exercised during the year ended December 31, 2025. See Note 9, Convertible Debt and Warrant Liabilities, for details of the terms and conditions of the common stock warrants.
•Embedded derivative liabilities – The embedded derivative liabilities represented the embedded features of the Convertible Notes issued in 2023. The Company estimated the fair value of the embedded derivative liabilities using a with-and-without model which compares the estimated fair value of the underlying instrument with the embedded features to the estimated fair value of the underlying instrument without the embedded features, with the difference representing the estimated fair value of the embedded derivative features. The with-and-without model includes significant unobservable inputs including the timing and probability weighting of potential liquidity events, discount rate, illiquidity discount, and expected volatility. Other assumptions used in the model that are not significant unobservable estimates are interest rate and risk-free rate. See Note 9, Convertible Debt and Warrant Liabilities, for details on the embedded derivative liabilities.
•Contingent liabilities – The Company issued contingent consideration in connection with its 2021 acquisition of Maximum Effort Marketing. The Company estimates the fair value of its contingent liabilities using a Monte Carlo simulation model. Contingent liabilities are recorded within other non-current liabilities on the consolidated balance sheets. See Note 10, Other Liabilities, for details of the terms and conditions of the contingent liabilities.
•Convertible debt – On April 1, 2025, the Company and the holders of the Convertible Notes executed an Omnibus Amendment and Note Conversion Agreement (the "Note Conversion Amendment"). As the terms of the Note Conversion Amendment were determined to be substantially different than the terms of the Convertible Notes prior to the Note Conversion Amendment, the modification was accounted for as a debt extinguishment and the modified Convertible Notes were recorded on the consolidated balance sheets at fair value. The Company estimated the fair value of the Convertible Notes using a scenario-based approach and unobservable inputs including the timing and probability weighting of potential liquidity events, discount for lack of marketability on securities, discount rate, interest rates, expected volatility, and dividend yields. See Note 9, Convertible Debt and Warrant Liabilities, for details on the terms and conditions of the modified Convertible Notes and the Company's election of the fair value option.
Any changes in these assumptions can change the valuation significantly. Changes in fair value are recognized within other expense, net and interest income (expense), net on the consolidated statements of operations.
A summary of the changes in fair value of the Company’s Level 3 financial instruments for the year ended December 31, 2025 were as follows (in thousands):

	Series D Warrants	Common Stock Warrants	Embedded Derivative Liabilities	Contingent Liabilities	Convertible Debt	Total
Balance at December 31, 2024	$7,882	$10,976	$24,931	$—	$—	$43,789
Additions	—	—	—	—	119,257	119,257
Extinguishments	—	—	(41,505)	—	(124,047)	(165,552)
Change in fair value included in other expense, net	(7,882)	711	16,574	166	4,395	13,964
Change in fair value included in interest income (expense), net	—	—	—	—	395	395
Transfers out of Level 3	—	(11,687)	—	—	—	(11,687)
Balance at December 31, 2025	$—	$—	$—	$166	$—	$166

The range of assumptions used to calculate the fair value of the Series D Warrants, embedded derivative liabilities, contingent liabilities, and convertible debt during the year ended December 31, 2025 were as follows:

	Series D Warrants	Embedded Derivative Liability	Contingent Liabilities	Convertible Debt
Interest rate	-	6.0%	-	6.0%
Risk-free rate	4.2%	3.9% - 4.3%	3.5% - 3.7%	3.9% - 4.3%
Discount rate	-	40.0%	-	40.0%
Probability weight	10.0%	1.3% - 75.0%	-	1.3% - 75.0%
Expected volatility	65.0%	65.0%	61.0% - 70.0%	65.0%
Expected term (years)	0.8	0.3 - 2	1.3 - 1.8	0.3 - 2
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in thousands):

	As of December 31,
	2025	2024
Notes receivable	$5,318	$—
Prepaid expenses and events	4,559	2,934
Vendor credit	3,500	—
Creative production advances	666	1,048
Income tax overpayment	200	18
Deferred offering costs	—	4,825
Other	233	106
Total	$14,476	$8,931
Notes Receivable - AMT Notes
In April 2025, the Company issued full recourse promissory notes and pledge agreements with four employees to facilitate alternative minimum tax liability payments for a total of $4.6 million (the "AMT Notes"). The AMT Notes accrue interest at a rate of 4.46% per annum. On December 29, 2025, the notes were amended to extend the maturity date, becoming due and payable, together with interest accrued and unpaid, on the earliest to occur of (i) November 10, 2026 and (ii) the date immediately prior to the day that the existence of the note would otherwise violate the Sarbanes-Oxley Act of 2002. The AMT Notes are collateralized by shares of common stock held by the employees. As of December 31, 2025, $4.8 million of principal and accrued interest is outstanding.
Vendor Credit
During the year ended December 31, 2025, the Company received a credit memo for 2025 purchases that will be applied against future purchases from this vendor during the year ended December 31, 2026.
Notes Receivable - Maximum Effort Marketing
As part of the closing of the Maximum Effort Marketing Transaction, the Company made available to the buyer a line of credit of up to $5.0 million. The line of credit, which was fully drawn upon, accrued interest on the unpaid principal amount at a per annum rate equal to 8.00%. The line of credit expired and the buyer repaid the outstanding principal amount and accrued interest in cash prior to the Maturity Date of December 31, 2025.
6. Divestiture
On February 28, 2025, the Company entered into a membership interest purchase agreement to transfer its interest in Maximum Effort Marketing to an affiliate of its original owner. The Maximum Effort Marketing Transaction closed on April 1, 2025. Maximum Effort Marketing has provided strategic brand marketing services to the Company since the acquisition in August 2021 and will continue to provide strategic creative services to the Company after the closing of the Maximum Effort Marketing Transaction through a creative services agreement. Any gain or loss calculated on the derecognition of the assets and liabilities of Maximum Effort Marketing is the difference between the carrying amount of the derecognized assets and liabilities, and the fair value of the consideration received, net of costs to sell. The Company recorded a gain of $100 (one hundred dollars) within other expense, net on the consolidated statements of operations.

Upon the closing of the Maximum Effort Marketing Transaction, the Company no longer controlled Maximum Effort Marketing and derecognized the following assets and liabilities at carrying value on April 1, 2025 (in thousands):

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
7. Intangible Assets
Internal use software
Internal use software, net consists of the following (in thousands):

	As of December 31,
	2025	2024
Internal use software	$38,689	$28,894
Less: Accumulated amortization	(20,885)	(16,448)
Internal use software, net	$17,804	$12,446
Amortization expense for internal use software, which was recorded in cost of revenues in the consolidated statements of operations, was $7.1 million and $5.7 million for the years ended December 31, 2025 and 2024, respectively. The carrying value of internal use software that was disposed of due to obsolescence during the years ended December 31, 2025 and 2024 and was $0.9 million and $0.5 million, respectively.
The estimated aggregate amortization expense of internal use software for each of the succeeding fiscal years is as follows (in thousands):

2026	$7,547
2027	6,223
2028	3,579
2029	455
Total future amortization expense	$17,804

Intangible assets, net
Intangible assets consist primarily of acquired intangible assets assumed in prior acquisitions, and were as follows (in thousands):

		As of December 31,
		2025		2024
	Weighted Average Amortizable Life In Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Customer contracts	2	$—	$—	$1,900	$(1,900)
Customer relationships	10	9,400	(3,760)	9,400	(2,820)
Content creator network	2	20,300	(20,300)	20,300	(20,300)
Trademarks and trade name	10	8,500	(3,400)	8,500	(2,550)
Developed technology	5	4,200	(3,360)	4,200	(2,520)
		42,400	(30,820)	44,300	(30,090)

Intangible assets not subject to amortization
Domain names	—	1,142	—	1,142	—
		$43,542	$(30,820)	$45,442	$(30,090)
Intangible assets subject to amortization are amortized using a straight-line method over the estimated useful life. The Company recorded $2.6 million and $2.6 million of amortization associated with acquired intangibles for the years ended December 31, 2025 and 2024, respectively. Customer contracts intangibles were sold during the year ended December 31, 2025 as part of the Maximum Effort Marketing transaction, see Note 6, Divestiture.
The estimated aggregate amortization expense of intangible assets for each of the succeeding fiscal years is as follows (in thousands):

2026	$2,630
2027	1,790
2028	1,790
2029	1,790
2030	1,790
Thereafter	1,790
Total future amortization expense	$11,580
Goodwill
The Company’s goodwill balance as of December 31, 2025 and 2024, was $51.9 million, which consists of $13.5 million recorded for the acquisition of Maximum Effort on August 25, 2021, and $38.4 million recorded for the acquisition of QuickFrame on December 30, 2021.
8. Debt
Short-term note payable
The balance of the short-term note payable as of December 31, 2024 of $0.6 million represented the remaining holdback amount for recovery for indemnification claims associated with the Company's acquisition of QuickFrame in 2021. In the first quarter of 2025 the indemnification claims were settled and the remaining balance of the holdback amount was used to cover legal expenses, resulting in a remaining payable balance of $0 as of December 31, 2025.
Revolving credit facility
The Company entered into an Amended and Restated Business Financing Agreement on December 8, 2025 (“2025 Amended and Restated Financing Agreement”) with Western Alliance Bank, which provided for a revolving credit line (“Revolving Credit Facility”). After the most recent amendment, the Revolving Credit Facility provides for up to $50.0 million in aggregate principal amount of revolver borrowings with the option to request from time to time up to an additional $30.0 million in borrowings. The Revolving Credit Facility matures on May 28, 2029. Borrowings under the Revolving Credit Facility bear annual interest at a floating per annum rate equal to SOFR plus 3.00%, with a floor of 1.00%. The 2025 Amended and Restated Financing Agreement provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, and default on certain agreements related to indebtedness. Upon the occurrence of a continuing event of default and at the option of the bank (as defined in the 2025 Amendment and Restated Financing Agreement), all of the amounts outstanding under the 2025 Amended and Restated Financing Agreement may be declared to be immediately due and payable and any amount outstanding will bear interest at 3.00% above the interest rate otherwise applicable. The availability under the 2025 Amended and Restated Financing Agreement for which the Company may request an advance against is the lower of the $50.0 million maximum or the calculated borrowing base of 85% of eligible receivables as defined in the 2025 Amended and Restated Financing Agreement, less any outstanding borrowings.
Outstanding borrowings against the Revolving Credit Facility were $0 as of December 31, 2025 and 2024. The Company had up to $49.4 million available under its financing agreement as of December 31, 2025.
Under the 2025 Amended and Restated Financing Agreement, the Company must maintain compliance with an Adjusted Quick Ratio (defined as unrestricted cash maintained with the lender plus eligible receivables divided by the sum of outstanding loans plus accounts payable aged over 60 days from the invoice date) covenant of at least 1.35 to 1.00 if the unrestricted cash balance with the lender is less than $35.0 million and there are outstanding borrowings. Such covenant will be tested as of the last day of the most recently completed fiscal period for which financial statements have been delivered and for each fiscal period thereafter until the unrestricted cash balance is above $35.0 million and there are outstanding borrowings. The Company is also required to maintain $75.0 million of depository and operating accounts with Western Alliance Bank, subject to certain exceptions. The Company was in compliance with all covenants as of December 31, 2025.
9. Convertible Debt and Warrant Liabilities
Convertible Debt, Embedded Derivative Liabilities, and Series D Warrants
From January through May 11, 2023, the Company issued convertible debt, Subordinated Convertible Promissory Notes (the “Convertible Notes),” for an aggregate $47.1 million in principal amount, $21.5 million of which were issued to related parties. On May 9, 2024, the Company and the holders of the Convertible Notes executed an Omnibus Amendment to Notes and Warrants (the "2024 Amendment"). The Convertible Notes accrued interest on an annual basis at the rate of 6% per annum, and the outstanding principal amount and any unpaid accrued interest would be due and payable upon request on or after July 27, 2025. The holders of the Convertible Notes could elect to convert the Convertible Notes into shares of Series D Preferred Stock at a conversion price equal to $22.9653, with the shares issued to be calculated by dividing the outstanding principal and unpaid accrued interest by the conversion price. Voluntary conversion could be elected on or after the maturity date, upon an equity financing event in which the Company received cash in exchange for the sale of equity securities, upon a change in control of the Company, or upon an initial public offering. In the event of either a change in control of the Company or an initial public offering occurring after December 31, 2024, but before the maturity of the Convertible Notes, the noteholders could elect for the Company to pay two and one half times (2.5x) the aggregate principal amount of such note plus all unpaid accrued interest.
In connection with the issuance of the Convertible Notes in 2023 and the 2024 Amendment, the Company also issued to each of the noteholders a warrant to purchase shares of Series D Preferred Stock for $0.01 per share (the “Series D Warrants”), with each warrant being exercisable for the number of shares of Series D Preferred Stock determined by dividing the principal Convertible Note amount by the Series D original issue price of $22.9653 per share. Warrants were issued for an aggregate 3,076,358 of Series D Preferred Stock, comprised of 2,050,909 warrants with the original issuance of the Convertible Notes and 1,025,449 warrants in connection with the 2024 Amendment. The warrants would not be exercisable until July 27, 2025, and would be terminated upon the earliest to occur of (a) 60 days following July 27, 2025, (b) immediately prior to the closing of an initial public offering, (c) immediately prior to the effective time of an acquisition or change in control of the Company, or (d) immediately prior to the closing of an equity financing in which the Convertible Notes convert.
The Company analyzed the embedded features of the Convertible Notes for derivative accounting considerations in accordance with ASC 815-10, Derivatives and Hedging. The embedded cash redemption features that allow the noteholders to elect to contingently receive 2.5x the aggregate principal amount of the note plus all unpaid accrued interest were determined to be embedded derivatives because the economic characteristics and risks are not clearly and closely related to the host contract, the hybrid instrument is not measured at fair value, and it allows the contract to be net settled outside of the Company’s control. Therefore, the Company bifurcated the embedded feature from the convertible notes and recorded an embedded derivative liability on the consolidated balance sheets. The Company measured the fair value of the embedded derivative liability at issuance by determining the fair value in accordance with ASC 820 and re-measured the fair value at each reporting period, with any changes recorded to other expense, net as fair value adjustments.
The Series D Warrants issued were determined to be freestanding financial instruments as they are legally detachable and separately exercisable, and therefore are evaluated independently of the related Convertible Notes. The Series D Preferred Shares were contingently redeemable outside of the Company’s control and therefore, the warrants were classified as a liability on the consolidated balance sheets. The Company measured the value of the warrants at the date of issuance by determining the fair value in accordance with ASC 820 and re-measures the fair value at each reporting period, with any changes recorded to other expense, net as fair value adjustments.
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
2025 Note Conversion Amendment
On April 1, 2025, the Company and the holders of the Convertible Notes executed an Omnibus Amendment and Note Conversion Agreement (the "Note Conversion Amendment"). The terms of the Note Conversion Amendment provided that an aggregate principal amount of $23.1 million of the Convertible Notes (plus accrued and unpaid interest) would convert into a number of shares of the Company's Class A common stock at closing of the IPO (the “First Convertible Notes Conversion”) at a ratio based on the First Conversion Price. The “First Conversion Price” was (a) with respect to the conversion of the principal amount of such Convertible Notes, an amount equal to the lesser of (x) 40.0% of the IPO Price and (y) $9.18612 and (b) with respect to the conversion of the interest on such Convertible Notes, an amount equal to the lesser of (x) the IPO Price and (y) $22.9653. In addition, the remaining Convertible Notes would, with respect to the principal amount of $24.0 million, (x) be repaid in cash, plus accrued and unpaid interest, (the “Second Conversion Repayment”) and (y) convert into a number of shares of our Class A common stock (the “Second Convertible Notes Conversion” and, together with the First Convertible Notes Conversion, the “Convertible Notes Conversions”) at a ratio based on the Second Conversion Price. The “Second Conversion Price” is the lower of (a) 66.6667% of the IPO Price and (b) $15.3102.
Additionally, pursuant to the terms of the Note Conversion Amendment, certain holders of the Convertible Notes converting in connection with the First Convertible Notes Conversion irrevocably elected to cause the Company to purchase an aggregate principal amount of $8.9 million of shares of Class A common stock at the lower of (a) the IPO Price and (b) $22.9653 (the “Share Purchase”).
The terms of the Note Conversion Amendment were determined to be substantially different than the terms of the Convertible Notes prior to the Note Conversion Amendment, and as such, in accordance with ASC 470, Debt, the modification was accounted for as a debt extinguishment, with the difference between the fair value of the modified Convertible Notes and the net carrying amount of the extinguished Convertible Notes, including the fair value of the embedded derivative liability on date of extinguishment, recognized as a loss on extinguishment within other expense, net on the consolidated statements of operations.
As the modified Convertible Notes were treated as a new financial instrument, the Company elected to apply the fair value measurement option on the date that the Company first recognized the modified Convertible Notes on April 1, 2025. The fair value measurement option election was made to align the accounting for the modified Convertible Notes with the Company's financial reporting objectives. The Company acknowledges that its election to apply the fair value option is irrevocable. As a result of adopting the fair value option no embedded derivatives should be bifurcated from the Convertible Notes. The Company recorded interest expense related to these Convertible Notes as a change in fair value within interest (income) expense, net in the consolidated statements of operations. Remaining changes in fair value are recorded within other expense, net in the consolidated statements of operations and changes in fair value related to instrument specific credit risk are recorded in other comprehensive loss.

A reconciliation of the carrying value of the Convertible Notes immediately prior to extinguishment, fair value of the modified Convertible Notes recorded on the consolidated balance sheets as of April 1, 2025, and the resulting loss on extinguishment recorded during the year ended December 31, 2025 is as follows (in thousands):

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
•626,588 shares issued in the First Convertible Notes Conversion were repurchased by the Company in the Share Purchase for $8.9 million of principal and $1.1 million of accrued interest. 88,976 of the shares purchased in the Share Purchase were repurchased from related parties.
Immediately prior to the settlement, the Convertible Notes were marked to fair value of $124.0 million with the change in fair value recorded within other expense, net. Additionally, the Series D Warrants terminated immediately prior to the closing of the IPO and were marked to fair value of $0 with the change in fair value recorded within other expense, net. As of December 31, 2025, the Convertible Notes had no outstanding balance as all principal and accrued interest was fully settled in connection with the Company's IPO.
The Company recognized $2.0 million in effective interest for the year ended December 31, 2025, using an annual effective interest rate of 19.90%. The effective interest was inclusive of $1.1 million of stated interest for the year ended December 31, 2025, and accretion of the debt discount of $0.9 million for the year ended December 31, 2025.
The Company recognized $8.8 million in effective interest for the year ended December 31, 2024, using an annual effective interest rate of 30.24% prior to the 2024 Amendment, and an annual effective interest rate of 19.90% subsequent to the 2024 Amendment. The effective interest was inclusive of $2.8 million of stated interest for the year ended December 31, 2024, and accretion of the debt discount of $6.0 million for the year ended December 31, 2024.
Common Stock Warrants
In connection with a bank loan facility extension on April 5, 2018, the Company issued a warrant to a lender to purchase 267,194 shares of common stock, along with an option for an additional 267,194 shares as a result of the Company not achieving a $4.5 million minimum capital raise requirement by June 30, 2018. Immediately upon issuance of the warrants, all 534,388 shares were vested and exercisable at an exercise price of $0.01 per share with an expiration date of April 5, 2028. In the event of an acquisition in which the consideration received by the Company’s stockholders consists solely of cash and/or marketable securities (a “Cash/Public Acquisition”), and in which the fair market value of one share would be greater than the exercise price in effect, the warrants are automatically settled through a cashless exercise. In the event of a Cash/Public Acquisition where the fair market value of one share would be less than the warrant price in effect, the warrants will expire. In the event of any other acquisition, the warrant holder may require the Company to purchase the warrant for $0.5 million. As a result of this conditional obligation for the Company to repurchase the warrant shares, the Common Stock Warrants were classified as liabilities and carried at fair value at date of issuance with decreases or increases in fair value at each reporting date recorded within other expense, net in the consolidated statements of operations. The Company recorded $3.9 million and $2.1 million of expense for the warrants during the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, all 534,388 Common Stock Warrants were exercised on a cashless basis resulting in 534,196 shares of Class A common stock being issued.
10. Other Liabilities
Other current liabilities
Other current liabilities were as follows (in thousands):

	As of December 31,
	2025	2024
Deferred revenue	$5,486	$8,966
Income taxes payable	101	3,412
Other	39	886
Total other current liabilities	$5,626	$13,264
Deferred revenue primarily relates to customer creative credits earned to be utilized in future periods and creative production services in progress. Total deferred revenue as of December 31, 2024, was $9.0 million, of which $7.6 million was recognized as revenue during the year ended December 31, 2025. $2.6 million was sold during the year ended December 31, 2025 as part of the Maximum Effort Marketing Transaction, see Note 6, Divestiture. Total deferred revenue as of December 31, 2025, was $5.5 million, which is expected to be recognized over the next 12 months.
Other liabilities, non-current
Other liabilities, non-current, were as follows (in thousands):

	As of December 31,
	2025	2024
Income taxes payable	$3,879	$3,351
Contingent liability	166	—
Total other non-current liabilities	$4,045	$3,351
Contingent liability
In connection with the Maximum Effort Marketing acquisition on August 25, 2021, the Company issued contingent consideration worth up to 1,574,721 shares ("Earnout Shares"), based upon achievement of certain market conditions, which was initially valued at $1.6 million at the date of acquisition. The contingent liability is carried at fair value with decreases or increases in fair value at each reporting date recorded as Other expense, net in the consolidated statements of operations. In connection with the closing of the Maximum Effort Marketing Transaction on April 1, 2025, the market conditions associated with the Earnout Shares were subsequently amended and the earnout period was extended through March 31, 2027. The balance of the contingent liability included in other liabilities on the consolidated balance sheets was $0.2 million and $0 as of December 31, 2025 and 2024, respectively.
11. Commitments and Contingencies
Legal Proceedings
The Company may from time to time be party to legal or regulatory proceedings, lawsuits and other claims incident to its business activities and to its status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of its business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2025. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably. Based on the Company's knowledge as of December 31, 2025, the Company believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon its consolidated financial statements.

Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of December 31, 2025 and 2024, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.
Sales Taxes
The Company conducts operations in many tax jurisdictions. While the Company is not currently under audit in any jurisdiction for non-income-based taxes, there is a reasonable possibility that sales tax could be assessed on the Company’s operations in certain jurisdictions. As of December 31, 2025 the reasonably possible loss is not estimable due to the uncertainty of the taxability of the Company’s services in these jurisdictions. No accrual has been made with respect to these jurisdictions as of December 31, 2025 as an unfavorable outcome is not determined to be probable under ASC 450.
12. Capitalization
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
In connection with the IPO, on May 23, 2025, the Company filed an amended and restated certificate of incorporation ("Post-IPO Certificate of Incorporation"). Immediately prior to the effectiveness of the Post-IPO Certificate of Incorporation, all 41,994,022 shares of redeemable convertible preferred stock automatically converted into an equal number of shares of the Company's common stock, which were then reclassified into an equal number of shares of the Company's Class A common stock. These shares, plus the previously outstanding 16,441,170 shares of the Company's common stock, for an aggregate of 58,435,192 shares, were then reclassified into an equal number of shares of the Company's Class A common stock. Immediately following the effectiveness of the Post-IPO Certificate of Incorporation and common stock reclassification, 28,991,483 shares of the Company's Class A common stock outstanding and beneficially owned by the Company's CEO, and certain related entities, were then exchanged for an equivalent number of shares of the Company's Class B common stock. Concurrently upon closing of the IPO, the Convertible Notes converted into 5,429,837 shares of the Company's Class A common stock - see Note 9, Convertible Debt and Warrant Liabilities.
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

The outstanding Class A common stock reflected in these financial statements excludes 2,519,354 shares issued via execution of partial recourse promissory notes and 1,574,721 shares issued for the Maximum Effort contingent earnout (“Earnout Shares”) that has not yet been satisfied. As the Earnout Shares are subject to unsatisfied conditions or contingencies, they have been excluded from outstanding common stock and the denominator used to calculate basic earnings per share for as long as the conditions remain unsatisfied. During the second half of 2025, 10,954,138 shares of Class B common stock were converted into Class A common stock.
Redeemable Convertible Preferred Stock
As of December 31, 2025, there were no outstanding shares of redeemable convertible preferred stock issued and outstanding. As of December 31, 2024, the Company had authorized, issued and outstanding shares of Preferred Stock as follows (in thousands, except share information):

	Shares		Amounts
	Authorized	Issued and Outstanding	Carrying Value	Liquidation Preference
Series A Preferred Stock	5,537,174	2,061,950	$524	$592
Series B Preferred Stock	9,010,723	8,281,060	7,251	3,876
Series B-1 Preferred Stock	11,500,000	10,150,596	7,666	7,666
Series B-2 Preferred Stock	7,500,000	6,502,453	5,978	5,978
Series C Preferred Stock	13,193,334	9,827,567	28,924	28,924
Series D Preferred Stock	8,762,773	5,170,396	118,545	118,740
	55,504,004	41,994,022	$168,888	$165,776
Undesignated Preferred Stock
As of December 31, 2025, there were no shares of preferred stock issued or outstanding. The Company’s Board of Directors is authorized to determine the rights of each offering of stock including, among other terms, dividend rights, voting rights, conversion rights, redemption prices and liquidation preferences, if any, subject to the limitations of applicable laws, regulations, and the Company’s charter.
13. Stock-Based Compensation
Stock-Based Award Plans
In May 2025, the Company's board of directors adopted the 2025 Incentive Award Plan (the "2025 Plan"), which became effective in connection with the IPO. Under the 2025 Plan, 11,112,342 shares of the Company's Class A common stock were initially reserved for issuance and provide for a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2025 Plan will be increased by an annual increase on the first day of each fiscal year beginning in 2026 and ending in 2035, equal to the lesser of (a) 5% of shares of the Company's common stock outstanding (on an as converted Class A common stock basis) or underlying outstanding warrants to purchase our common stock that have an exercise price of $0.10 per share or less, in each case, on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 82,898,071 shares of Class A common stock may be issued upon the exercise of incentive stock options. As of December 31, 2025, 10,070,891 shares were available for future issuance under the 2025 Plan.
In connection with the effectiveness of the 2025 Plan, the previously maintained 2021 Equity Incentive Plan (“2021 Plan”) terminated and no further awards will be granted under the 2021 Plan. However, all outstanding awards continue to be governed by their existing terms.
The 2025 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, and other stock-based awards to employees, directors and consultants at the sole discretion of the Board of Directors. The Company’s Board of Directors administers the 2025 Plan, selects the individuals to whom awards will be granted, and determines the number of awards to be granted and the terms and conditions of each award. Options and stock appreciation rights granted pursuant to the terms of the 2025 Plan cannot be granted with an exercise price of less than 100% of the fair market value of the underlying stock on the date of grant (110% if an incentive stock option is granted to a 10% or more stockholder of the Company). The term of an option or stock appreciation right shall not exceed ten years (five years if an incentive stock option is granted to a 10% or more stockholder of the Company).

Stock Options
A summary of the Company’s stock option activity, under all of its incentive plans for the year ended December 31, 2025, excluding the Performance Options discussed further below, is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	13,867,814	$6.76	8.2
Granted	2,580,169	$19.51
Exercised	(761,078)	$3.50		$12,339
Forfeited	(763,334)	$17.48
Release of shares due to loan forgiveness	(1,894,054)	$0.00
Outstanding at December 31, 2025	13,029,517	$9.28	7.6	$65,282
Exercisable at December 31, 2025	10,264,986	$6.70	7.2	$65,282
Options generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting monthly over the next three years. The weighted-average grant-date fair value per share of options granted was $12.27 and $11.36 for the years ended December 31, 2025 and 2024, respectively. The range of assumptions used to calculate the grant date fair value of the Company’s stock option grants for the year ended December 31, 2025 were as follows:

Expected dividend yield	0%
Expected stock price volatility	64.7% - 66.1%
Risk-free interest rate	3.7% - 4.4%
Expected term (years)	6.0 – 6.1
Stock-based compensation expense related to stock options was $25.9 million and $21.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $30.8 million of unrecognized compensation expense related to stock options expected to be recognized over a weighted-average period of 2.8 years.
Partial Recourse Promissory Notes from Early Option Exercises
On August 25, 2021, a related party transaction took place in which three employees, including the Company’s chief financial officer and chief operating officer, early exercised outstanding stock options (the “Early Exercises”) for a total of 2,032,429 shares of common stock. However, the exercises were paid via issuance of partial recourse promissory notes, and as a result, the Company concluded that the early exercises of the stock options will continue to be accounted for as a stock option grant until the time that the notes are repaid. Accordingly, the shares related to the partial recourse promissory notes that were outstanding as of the respective period were included in the option activity table above. The shares for the partial recourse promissory notes that are outstanding are considered legally issued and outstanding but are not reflected as outstanding shares on the consolidated balance sheets and are excluded from the denominator of basic earnings per share. The Company continued to recognize stock-based compensation expense for the awards through the vesting end date or the termination of the partial recourse promissory notes. Because the transaction represents an early exercise, the unvested portion is legally considered restricted stock.
On February 28, 2025, the Company forgave the outstanding principal and accrued interest associated with the partial recourse promissory notes for two employees — the Company’s chief financial officer and chief operating officer. The forgiveness of the promissory notes was treated as a repricing of the associated options’ original exercise price of $3.79 to $0.00. As a result, the Company applied modification accounting under ASC 718 and recognized incremental stock-based compensation expense of $4.8 million during the year ended December 31, 2025. The 1,894,054 shares of common stock associated with the forgiven promissory notes for the chief financial officer and chief operating officer have been reflected as outstanding shares on the consolidated balance sheets and are included in the denominator of basic earnings per share since February 28, 2025.
There is one remaining partial recourse promissory note from the Early Exercises outstanding as of December 31, 2025 associated with 138,375 shares of common stock, which continue to be excluded from outstanding shares on the consolidated balance sheets and from the denominator of basic earnings per share. These shares are included in the option activity table above as outstanding and exercisable as of December 31, 2025.

Modification of Awards
The Company modified unvested options to purchase 61,526 shares of common stock and 44,289 unvested restricted stock awards on March 31, 2025 which were previously granted to certain employees. The awards were modified to accelerate the vesting, eliminating the remaining service requirement, and were deemed fully vested on March 31, 2025. The modification resulted in incremental stock-based compensation expense of $0.7 million during the year ended December 31, 2025.
The Company cancelled unvested options to purchase 40,000 shares of common stock on December 31, 2025 which were previously granted to an employee. The cancellation resulted in accelerated stock-based compensation expense of $0.4 million during the year ended December 31, 2025 that would have otherwise been recognized over the remaining vesting period of the awards.
Performance Stock Options
On August 25, 2021, the Company granted market-based performance stock options to the Company’s CEO to purchase 7,086,246 shares of the Company’s stock at an exercise price of $3.79. On February 13, 2025, the Company granted market-based performance stock options to the Company’s COO to purchase 188,728 shares of the Company’s stock at an exercise price of $20.54. The performance stock options vest in seven different tranches upon the Company achieving stock price hurdles between $25.40 and $508.04 per share over a maximum term of 10 years.
The expense for the performance stock options is recognized on a graded-vesting basis over a derived service period of approximately seven years, but may be accelerated if the vesting criteria are fulfilled prior to the estimated performance period. As of December 31, 2025, all 7,274,974 performance stock options are outstanding, but are not exercisable.
During the years ended December 31, 2025, and 2024, the Company recognized $4.0 million and $5.5 million, respectively, of expense related to performance stock options. As of December 31, 2025, the Company had unrecognized stock-based compensation expense relating to performance stock options of $3.5 million, which is expected to be recognized over a weighted-average period of 2.0 years.
The grant date fair value of the COO Performance Options was $0.9 million, which was estimated using a Monte-Carlo simulation model using the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	60.0%
Risk-free interest rate	4.5%
Restricted Stock
On August 25, 2021, the Company executed restricted stock purchase agreements with three individuals, totaling 3,141,568 shares. The vesting commencement date began June 23, 2021, and the shares vested monthly over four years. However, the purchase agreements were executed in conjunction with the issuance of partial recourse promissory notes for the amounts owed. Accordingly, the shares are considered legally issued and outstanding but are not reflected as outstanding shares on the consolidated balance sheets and are excluded from the denominator of basic earnings per share until such time that the promissory notes have been paid.
On August 1, 2024, in connection with the termination of one of the individuals, the Company exercised the right and option to repurchase the unvested shares for a purchase price equal to the exercise price per share paid for such shares by offsetting indebtedness owed to the Company under the promissory note. The 160,589 unvested options were deemed to have been forfeited and $0.6 million of indebtedness under the promissory note was cancelled.
In connection with the IPO, 600,000 restricted shares were released. As of December 31, 2025, 2,380,979 shares of restricted stock are outstanding. Stock-based compensation expense related to the restricted stock was $1.7 million and $4.2 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the remaining unrecognized stock-based compensation expense related to the restricted stock was $0.
Restricted Stock Units
During the year ended December 31, 2024, the Company granted 1,000 restricted stock units to an employee with a grant date fair value of $17.93 per share which cliff vest after a specified liquidity event and is subject to continued service requirements. During the year ended December 31, 2025, the Company granted 15,174 restricted stock units to a non-

employee director with a grant date fair value of $27.22 which vest quarterly over three years subject to continued service requirements.
Stock-based compensation expense related to the restricted stock units was $0.1 million for the year ended December 31, 2025. As of December 31, 2025, unrecognized stock-based compensation expense related to the restricted stock units was $0.3 million, which the Company expects to recognize over a weighted-average period of 2.4 years.
Employee Stock Purchase Plan
In May 2025, the Company adopted the 2025 Employee Stock Purchase Plan ("ESPP"), which became effective in connection with the IPO. Under the ESPP, the maximum number of shares of the Company's Class A common stock which are authorized for sale under the ESPP is equal to the sum of (a) 1,111,234 shares of Class A common stock and (b) an annual increase on the first day of each fiscal year beginning 2026 and ending 2035, equal to the lesser of (i) 1% of the aggregate shares of all classes of our common stock outstanding (on an as converted to Class A common stock basis), on the last day of the immediately preceding fiscal year and (ii) such number of shares of Class A common stock as determined by the Company's board of directors; provided, however, no more than 15,279,470 shares of the Company's Class A common stock may be issued under the ESPP. As of December 31, 2025, 1,111,234 shares were available for future issuance under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expenses recognized in the consolidated statements of operations were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Cost of revenues	$632	$948
Technology and development	3,897	2,250
Sales and marketing	3,917	3,764
General and administrative	23,248	24,237
Total stock-based compensation	$31,694	$31,199
14. Post-Retirement Defined Contribution Plan
The Company provides a 401(k)-plan which is available to all U.S. employees. The Company generally makes matching contributions of 100% of employees’ salary deferral amounts up to 2% of the employees’ compensation. Contributions to the plans during the years ended December 31, 2025 and 2024 were $1.2 million and $1.1 million, respectively. The Company increased its matching contributions to up to 4% of the employees’ salary deferral amount effective January 1, 2026.
15. Income Taxes
The components of the income tax provision were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Current
Federal	$(1,657)	$3,461
State	1,607	2,289
	(50)	5,750
Deferred
Federal	(4,039)	36
State	(5,485)	—
	(9,524)	36
Total income tax provision	$(9,574)	$5,786
A reconciliation of the income tax provision to the amount computed at the federal statutory rate is as follows:

	Years Ended December 31,
	2025	2024
Tax provision at U.S. Federal statutory rates	21.0%	21.0%
State income taxes net of Federal benefit	(40.7)	12.1
General business credits	18.5	11.6
Non-deductible permanent items	(6.1)	2.9
FIN 48	(4.6)	(2.0)
Stock options	(53.6)	(3.5)
Embedded derivative liability	(38.9)	(14.9)
Loss on debt extinguishment	(34.7)	0.0
Section 162(m) limitation	(102.9)	0.0
Change in valuation allowance	301.8	(48.6)
Effective income tax rate	59.8%	(21.4)%
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Allowance for expected credit losses and customer credits	$411	$375
Accrued liabilities	107	3,317
Net operating loss carryforwards	10,519	6,084
Stock-based compensation	3,531	27,947
Fixed assets	—	1
Capitalized costs under Section 174	1,830	14,019
Intangible assets	43	—
Research and development credits	3,726	675
Charitable contributions	59	—
Other	744	400
Total gross deferred tax assets	20,970	52,818
Valuation allowance	(716)	(49,035)
Deferred tax assets net of valuation allowance	20,254	3,783
Deferred tax liabilities:
Fixed assets	—	(20)
Intangible assets	(10,854)	(3,887)
Total gross deferred tax liabilities	(10,854)	(3,907)
Net deferred income taxes	$9,400	$(124)
ASC 740, Income Taxes requires that a valuation allowance be established to reduce a deferred tax asset to its realizable value when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all positive and negative evidence needs to be considered, including the utilization of past tax credits and length of carryback and carryforward periods, reversal of temporary differences, tax planning strategies, current and past performance, the market environment in which the Company operates, and the evaluation of tax planning strategies to generate future taxable income.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historical results, future reversals of existing deferred tax liabilities and projected future taxable income. The assessment requires significant judgment and is performed in each of the applicable jurisdictions. The Company concluded that, it is more likely than not that it will realize the benefit of its deferred tax assets. Release of the valuation allowance resulted in the recognition of certain deferred tax assets and income tax benefit for the period.

The Company determined that it is more likely than not that a portion of the deferred tax assets will not be realized and therefore maintained a valuation allowance of $0.7 million on certain deferred tax assets as of December 31, 2025.
As of December 31, 2025 and 2024, the Company had Federal net operating loss carryforwards of approximately $33.9 million and $13.0 million, respectively. As of December 31, 2025 and 2024, the Company had state net operating loss carryforwards of approximately $49.8 million and $41.1 million, respectively. Federal net operating losses generated before 2018 begin to expire in 2032 and state net operating losses will begin to expire in 2035. The Company has approximately $31.8 million of federal net operating losses with an unlimited carryforward period. As a result of prior ownership changes, the utilization of certain net operating loss carryforwards are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state provisions. Any net operating losses or credits that would expire unutilized as a result of Section 382 and 383 limitations have been removed from the table of deferred tax assets and the accompanying disclosures of net operating loss and research and development carryforwards.
As of December 31, 2025 and 2024, the Company has recorded unrecognized tax liabilities of $7.9 million and $3.6 million, respectively, related to state income tax matters and the Company’s research and development credits. Of the total unrecognized tax liability as of December 31, 2025, $7.9 million could result in a reduction of the Company’s effective tax rate if recognized. This includes estimated accrued interest and penalties related to unrecognized tax benefits recorded within the income tax provision. The Company expects $2.0 million of its uncertain tax positions to reverse in the next twelve months.
A reconciliation of the Company’s unrecognized tax liabilities is as follows (in thousands):

	Years Ended December 31,
	2025	2024
Uncertain tax liabilities, beginning of year	$3,351	$1,171
Gross increases related to prior period tax positions	1,747	480
Gross increases related to current year tax positions	2,781	1,700
Uncertain tax liabilities, end of year	$7,879	3,351
Total unrecognized tax benefits recorded on the Company’s consolidated balance sheets were as follows (in thousands):

	As of December 31,
	2025	2024
Total unrecognized tax liability balance	$7,879	$3,351
Amounts netted against related deferred tax assets	(4,000)	—
Unrecognized tax payable recorded on balance sheet	$3,879	$3,351
The Company recognizes interest and/or penalties related to income tax matters as a component of the income tax provision. During the year ended December 31, 2025, the Company recognized $0.1 million of interest and penalties in income tax provision. As of December 31, 2025, the Company had $0.5 million of interest and $0.4 million penalties included in uncertain tax positions.
The Company is subject to U.S. federal income tax as well as income tax in multiple state tax jurisdictions. The Company’s federal income tax return is open to audit under the statute of limitations for the years ended December 31, 2022 through 2025, and state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2021 through 2025. In addition, several years prior to 2022 for federal and 2021 for states remain open due to net operating loss utilization in 2021, 2023 and 2024.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. This legislation introduces several provisions impacting corporate taxes including (i) the permanent extension of certain expiring or expired elements of the Tax Cuts and Jobs Act such as 100% bonus depreciation and favorable modifications related to deductibility of interest, and (ii) expensing of research and experimental expenses. The OBBBA contains multiple effective dates, with some provisions applicable beginning in 2025. The Company expects the most impactful provision to be the reinstatement of expensing of domestic research and experimental expenses, which has changed the Company's position from taxable income to taxable loss in the current year. Most states have not confirmed whether they will conform to the federal changes or not, and the provision has been prepared based on states' guidance based on prior law changes.
16. Segment and Geographic Information
The Company is organized and managed as one consolidated operating and reportable segment, entirely within the United States. The Company derives its revenues from customers by providing performance advertising services through its online advertising platform as well as advertising production or creative services. The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”). The Company’s reported measure of the segment’s profit or loss is consolidated net loss reported in the consolidated statements of operations. The CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s CODM does not evaluate its reportable segment using asset information. The measure of segment assets is reported on the Company’s consolidated balance sheets as total assets.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) None.
(b)
During the three months ended December 31, 2025, the following directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On November 24, 2025, Hadi Partovi Investments LLC, an affiliate of Hadi Partovi, a member of the Company’s board of directors, terminated a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act, which provided for the sale of up to 447,520 shares of Class A common stock.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), expected to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be set forth in the 2026 Proxy Statement, expected to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the 2026 Proxy Statement, expected to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the 2026 Proxy Statement, expected to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be set forth in the 2026 Proxy Statement, expected to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1.Financial Statements. The financial statements included in Part II, Item 8 are filed as part of this Form 10-K.
2.Financial Statement Schedules. None.
3.Exhibits. Exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Number	Description	Form	File No.	Date	Exhibit	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of MNTN, Inc.	8-K	001-42664	05/23/25	3.1
3.2	Amended and Restated Bylaws of MNTN, Inc.	8-K	001-42664	05/23/25	3.2
4.1	Amended and Restated Investors’ Rights Agreement, dated as of May 23, 2025, by and among the Registrant and certain of its shareholders.	10-Q	001-42664	08/11/25	4.1
4.2	Specimen Class A Common Stock Certificate.	S-1	333-285471	02/28/25	4.1
4.3	Description of Capital Stock.					*
10.1^	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-285471	02/28/25	10.1
10.2^	Registrant’s 2009 Equity Incentive Plan and Form of Stock Option Agreement.	S-1/A	333-285471	04/30/25	10.2
10.3^	Registrant’s 2018 QuickFrame Inc. Stock Plan.	S-1	333-285471	02/28/25	10.3
10.4^	Registrant’s Amended and Restated 2021 Equity Incentive Plan.	S-1/A	333-285471	03/12/25	10.4
10.5^	Form of 2021 Plan Stock Option Agreement.					*
10.6^	Registrant’s 2025 Incentive Award Plan.					*
10.7^	Form of 2025 Plan Stock Option Agreement.	S-1/A	333-285471	03/12/25	10.6
10.8^	Form of 2025 Plan Restricted Stock Unit Award Agreement.	S-1/A	333-285471	03/12/25	10.7
10.9^	2025 Employee Stock Purchase Plan.					*
10.10^	Non-Employee Director Compensation Policy.	S-1/A	333-285471	03/12/25	10.9
10.11^	Executive Employment Agreement between the Registrant and Patrick Pohlen, dated May 13, 2025.	S-1/A	333-285471	05/14/25	10.10
10.12^	Executive Employment Agreement between the Registrant and Mark Douglas, dated May 13, 2025.	S-1/A	333-285471	05/14/25	10.11
10.13^	Executive Employment Agreement between the Registrant and Chris Innes, dated May 13, 2025.	S-1/A	333-285471	05/14/25	10.12
10.14#+	Amended and Restated Business Financing Agreement, dated as of November 23, 2021, between the Registrant, as borrower, and Western Alliance Bank, as lender.	S-1	333-285471	02/28/25	10.14
10.15#+	First Modification to Amended and Restated Business Financing Agreement, dated as of August 1, 2022, between the Registrant, as borrower, and Western Alliance Bank, as lender.	S-1	333-285471	02/28/25	10.15
10.16#	Second Modification to Amended and Restated Business Financing Agreement, dated as of June 27, 2023, between the Registrant, as borrower, and Western Alliance Bank, as lender.	S-1	333-285471	02/28/25	10.16

Number	Description	Form	File No.	Date	Exhibit	Filed / Furnished Herewith

10.17	Third Modification to Amended and Restated Business Financing Agreement, dated August 7, 2024, between the Registrant, as borrower, and Western Alliance Bank, as lender.	S-1	333-285471	02/28/25	10.17
10.18	Fourth Modification to Amended and Restated Business Financing Agreement, dated February 26, 2025,between the Registrant, as borrower, and Western Alliance Bank, as lender.	S-1	333-285471	02/28/25	10.18
10.19	Fifth Modification to Amended and Restated Business Financing Agreement, dated April 3, 2025, between the Registrant, as borrower, and Western Alliance Bank, as lender.	S-1/A	333-285471	04/30/25	10.16
10.20	Sixth Modification to Amended and Restated Business Financing Agreement, dated May 9, 2025, between the Registrant, as borrower, and Western Alliance Bank, as lender.	S-1/A	333-285471	05/14/25	10.19
10.21	Seventh Modification to Amended and Restated Business Financing Agreement, dated November 24, 2025, between the Registrant, as borrower, and Western Alliance Bank, as lender.					*
10.22#	Amended and Restated Business Financing Agreement, dated as of December 8, 2025, between the Registrant, as borrower, and Western Alliance Bank, as lender.					*
10.23#	Omnibus Amendment and Note Conversion Agreement, as of April 1, 2025.	S-1/A	333-285471	04/30/25	10.20
19.1	MNTN, Inc. Insider Trading Compliance Policy.					*
21.1	List of subsidiaries of the Registrant.					*
23.1	Consent of KPMG LLP.					*
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97	MNTN, Inc. Policy for Recovery of Erroneously Awarded Compensation.					*
101.ins	Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.sch	XBRL Taxonomy Schema Linkbase Document					*
101.cal	XBRL Taxonomy Calculation Linkbase Document					*
101.def	XBRL Taxonomy Definition Linkbase Document					*
101.lab	XBRL Taxonomy Label Linkbase Document					*

Number	Description	Form	File No.	Date	Exhibit	Filed / Furnished Herewith

101.pre	XBRL Taxonomy Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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
^    Indicates a management contract or compensatory plan, contract or arrangement.
Item 16. Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MNTN, INC.

Date: February 18, 2026	By:	/s/ Mark Douglas
Mark Douglas
Chairman of the Board and Chief Executive Officer
(principal executive officer and authorized signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Douglas	Chief Executive Officer and Chairman of the Board	February 18, 2026
Mark Douglas	(Principal Executive Officer)

/s/ Patrick A. Pohlen	Chief Financial Officer	February 18, 2026
Patrick A. Pohlen	(Principal Financial and Accounting Officer)

/s/ Phalachandra Bhat	Director	February 18, 2026
Phalachandra Bhat

/s/ Joe B. Johnson	Director	February 18, 2026
Joe B. Johnson

/s/ Joseph Kaiser	Director	February 18, 2026
Joseph Kaiser

/s/ Hadi Partovi	Director	February 18, 2026
Hadi Partovi

/s/ Grant Ries	Director	February 18, 2026
Grant Ries

/s/ Dana Settle	Director	February 18, 2026
Dana Settle