Form 10-Q
period 2026-03-31
MNTN, Inc.
filed 2026-05-11
CIK 1891027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 61,013,456 shares of Class A common stock outstanding and 12,910,630 shares of Class B common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements and Summary Risk Factors
This Quarterly Report on Form 10-Q (which we refer to as this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Form 10-Q should be considered forward-looking statements, including, but not limited to, statements regarding our future results of operations and financial position, assumptions, prospects, business strategy, and plans and objectives of management for future operations, including among others, statements regarding product and technology development, future capital expenditures and other investments and debt service obligations, industry and market trends, competitive pressures, consumer preferences, and general macroeconomic trends are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
•our use of and development of artificial intelligence technologies;
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
•risks related to taxation matters;
•risks related to the ownership of our Class A common stock; and
▪other important factors discussed in Item 1A. “Risk Factors” and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”).
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
Non-GAAP Measures
Our condensed consolidated financial statements included in this Form 10-Q have been prepared in a manner that complies with generally accepted accounting principles in the United States (“GAAP”) and the regulations published by the SEC. However, we use Adjusted EBITDA in various places in this Form 10-Q. This non-GAAP financial measure is presented as supplemental disclosure and should not be considered in isolation from, or as a substitute for, the financial information prepared in accordance with GAAP, and should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Form 10-Q. Adjusted EBITDA may differ from similarly titled measures presented by other companies. See the section titled “Key Performance Indicator and Non-GAAP Financial Measures” within Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MNTN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$213,899	$210,160
Accounts receivable, net of allowance for expected credit losses of $2,010 and $1,593 at March 31, 2026 and December 31, 2025	56,316	61,837
Prepaid expenses and other current assets	13,233	14,476
Total current assets	283,448	286,473
Internal use software, net	19,391	17,804
Intangible assets, net	12,064	12,722
Goodwill	51,903	51,903
Deferred tax assets	8,311	9,400
Total assets	$375,117	$378,302
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$44,321	$59,543
Accrued payroll and related liabilities	3,517	3,352
Other current liabilities	4,298	5,626
Total current liabilities	52,136	68,521
Other liabilities, non-current	4,354	4,045
Total liabilities	56,490	72,566
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A common stock, $0.0001 par value: 400,000,000 shares authorized, 61,008,792 and 55,825,847 shares issued and outstanding at March 31, 2026 and December 31, 2025; Class B common stock, $0.0001 par value: 100,000,000 shares authorized, 12,910,630 and 18,037,345 shares issued and outstanding at March 31, 2026 and December 31, 2025	7	7
Additional paid-in capital	581,174	577,043
Treasury stock	(10,025)	(10,025)
Notes receivable from employees	(183)	(181)
Accumulated deficit	(252,346)	(261,108)
Total stockholders' equity	318,627	305,736
Total liabilities and stockholders' equity	$375,117	$378,302
The accompanying notes are an integral part of these condensed consolidated financial statements.

MNTN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$73,673	$64,512
Cost of revenues	13,653	19,835
Gross profit	60,020	44,677
Operating expenses:
Technology and development	14,611	9,608
Sales and marketing	23,697	21,664
General and administrative	11,476	20,471
Amortization of acquired intangibles	658	658
Total operating expenses	50,442	52,401
Operating income (loss)	9,578	(7,724)
Other income (expense):
Interest income (expense), net	1,877	(1,155)
Other income (expense), net	162	(16,541)
Total other income (expense)	2,039	(17,696)
Income (loss) before income tax provision	11,617	(25,420)
Income tax provision	2,855	(4,309)
Net income (loss)	$8,762	$(21,111)
Earnings (loss) per share:
Basic	$0.12	$(1.41)
Diluted	$0.11	$(1.41)
Weighted average shares outstanding:
Basic	73,889,327	15,024,100
Diluted	78,899,481	15,024,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

MNTN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-In Capital	Treasury Stock	Notes Receivable from Employees	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	41,994,022	$168,888	14,247,476	$1	$147,255	$—	$(173)	$(254,682)	$(107,599)
Issuance of common stock upon exercise of options	—	—	299,640	—	744	—	—	—	744
Stock-based compensation	—	—	—	—	14,060	—	—	—	14,060
Release of shares due to loan forgiveness	—	—	1,894,054	1	—	—	—	—	1
Interest accrued on notes receivable from employees	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	(21,111)	(21,111)
Balance at March 31, 2025	41,994,022	$168,888	16,441,170	$2	$162,059	$—	$(175)	$(275,793)	$(113,907)

Balance at December 31, 2025	—	$—	73,863,192	$7	$577,043	$(10,025)	$(181)	$(261,108)	$305,736
Issuance of common stock upon exercise of options	—	—	54,324	—	71	—	—	—	71
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	—	—	1,906	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	—	—	4,065	—	—	—	4,065
Interest accrued on notes receivable from employees	—	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—		8,762	8,762
Balance at March 31, 2026	—	$—	73,919,422	$7	$581,174	$(10,025)	$(183)	$(252,346)	$318,627
(1)    Amounts combine the Company's common stock, Class A common stock, and Class B common stock. See Note 9, Capitalization, for discussion of the establishment of the Company's two classes of common stock and the reclassification of its common stock into Class A common stock in connection with the Company's initial public offering in May 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MNTN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$8,762	$(21,111)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	3,860	14,060
Change in value of embedded derivative	—	16,574
Change in value of warrant liabilities	—	(39)
Change in value of contingent liabilities	(166)	—
Amortization expense	2,713	2,144
Accretion of warrant discount on convertible debt	—	949
Interest accrued on convertible debt and short-term note payable	—	697
Provision for bad debts	539	661
Release of indemnification related to QuickFrame Holdback	—	(579)
Provision for deferred income taxes	1,089	—
Interest income from notes receivable	(54)	(2)
Change in operating assets and liabilities:
Accounts receivable	4,982	(779)
Prepaid expenses and other assets	1,296	(8,381)
Accounts payable and accrued expenses	(15,222)	2,440
Accrued payroll and related liabilities	165	186
Other liabilities	(853)	(4,851)
Net cash provided by operating activities	7,111	1,969
Cash flows from investing activities:
Capitalized internal use software costs	(3,438)	(3,013)
Net cash used in investing activities	(3,438)	(3,013)
Cash flows from financing activities:
Proceeds from exercises of stock options	71	744
Employee taxes paid under stock-based compensation plans	(5)	—
Net cash provided by financing activities	66	744
Net increase (decrease) in cash and cash equivalents	3,739	(300)
Cash and cash equivalents, beginning of period	210,160	82,562
Cash and cash equivalents, end of period	$213,899	$82,262

Supplemental cash flow information:
Cash paid for income taxes	164	30
Stock-based compensation included in capitalized internal use software costs	205	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MNTN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
MNTN, Inc. (the “Company”) is a performance TV software company focused on providing performance advertising services through a unified online advertising platform that includes segmentation tools, intelligent campaign planning, advance audience targeting, prospecting, creative ad builder, and data analytics reporting. The Company, which was formed in 2009 as a Delaware corporation, is headquartered in Austin, Texas. On May 23, 2025, the Company closed its initial public offering ("IPO"), in which 8,400,000 shares of Class A common stock were issued and sold by the Company at $16.00 per share.
On August 25, 2021, the Company completed the acquisition of Maximum Effort Marketing, LLC (“Maximum Effort Marketing”), a creative marketing agency primarily focused on the production of television ads. On December 30, 2021, the Company completed the acquisition of QuickFrame, Inc. (“QuickFrame”), a marketplace platform that uses a video-as-a-service solution to make video creation fast and affordable. On April 1, 2025 the Company divested its ownership in Maximum Effort Marketing and transferred its interest in Maximum Effort Marketing to an affiliate of its original owner (the “Maximum Effort Marketing Transaction”). As part of the divestiture, Maximum Effort Marketing has continued to provide creative services to the Company under a new arrangement.
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included for the year ended December 31, 2025, which can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC (the “2025 Annual Report”).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.
On an ongoing basis, management evaluates its estimates, including those related to the recognition and disclosure of contingent liabilities, the amounts in the provision for expected credit losses, assumptions used in the Black-Scholes model to determine the fair value of stock options and employee stock plan purchases, determination of useful lives of internal use software, valuation of intangible assets and goodwill, and valuation of and the realization of tax assets and estimates of tax liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company may engage third party valuation specialists to assist with estimates related to the valuation of its intangible assets and goodwill and contingent liabilities. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from those estimates.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has not opted out of the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates

Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The Company has adopted ASU 2025-05 for these condensed consolidated financial statements for the three months ended March 31, 2026 on a prospective basis. The adoption had no material impact on the Company’s condensed consolidated financial statements and notes.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of information and consistent categories in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdictions. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public entities, this guidance will be effective on a prospective basis, with an option to apply it retrospectively, for annual periods beginning after December 15, 2024. As an emerging growth company that has not opted out of the extended transition period for complying with new or revised financial accounting standards, the amendments in ASU No. 2023-09 are effective for annual periods beginning after December 15, 2025, with early adoption permitted. Accordingly, the Company will adopt ASU No. 2023-09 for its annual consolidated financial statements and notes for the year ending December 31, 2026. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and notes.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disclose additional information about certain expense categories in the notes to the financial statements. This guidance may be applied retrospectively or prospectively for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and notes.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software. This guidance may be applied using a retrospective, prospective or modified transition approach for interim and annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and notes.
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
Significant Accounting Policies
The Company's significant accounting policies are disclosed in its audited consolidated financial statements and related notes thereto included for the year ended December 31, 2025, which can be found in the 2025 Annual Report. Other than the following, there have been no changes to the Company's significant accounting policies during the three months ended March 31, 2026:
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606. The Company generates revenue by charging its customers a variable usage-based fee based on the level of ad spend and through charging fees for various ad production activities. The Company also offers customers incentive programs where the customers can earn rebates or creative services based on achieving certain levels of ad spend during the contract term. The Company recognizes revenue through the following steps:
–identification of the contract, or contracts, with a customer;
–identification of the performance obligations in the contract;
–determination of the transaction price;
–allocation of the transaction price to the performance obligations in the contract; and
–recognition of revenue when, or as, the performance obligations are satisfied.

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
The Company bills its customers on a gross basis, inclusive of the cost of procuring the advertising inventory. The Company reports revenue on a net basis which represents gross billings net of amounts it pays suppliers for the cost of advertising inventory and net of consideration it pays to certain advertising agencies that meet the definition of customers under ASC 606. The Company’s accounts receivable are recorded at the amount of gross billings to customers, net of allowance, for the amounts it is responsible to collect, and its accounts payable are recorded at the amounts payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Sales and Marketing
Sales and marketing expense consists of personnel-related costs (including salaries, commissions, bonuses, benefits and stock-based compensation), as well as costs related to promotional activities such as online advertising, branding products and trade shows, fees paid to third parties for marketing and product research, and commissions paid to certain advertising agencies. Commission costs are expensed as incurred.
2. Net Income (Loss) Per Share
Net income (loss) per share ("EPS") consists of the following (in thousands, except share and per share information):

	Three Months Ended March 31,
	2026	2025
Numerator
Net income (loss)	$8,762	$(21,111)
Numerator for basic and dilutive EPS	$8,762	$(21,111)

Denominator
Denominator for basic EPS – weighted average shares(1)	73,889,327	15,024,100
Effect of dilutive securities:
Stock options and restricted stock units	5,010,154	—
Denominator for diluted EPS – adjusted weighted average shares and assumed conversions	78,899,481	15,024,100
Basic EPS	$0.12	$(1.41)
Diluted EPS	$0.11	$(1.41)

Anti-Dilutive Securities excluded from the calculation of EPS
Stock options and restricted stock units	7,466,133	7,679,093
Preferred stock	—	41,994,022
Warrants	—	3,609,157
Convertible debt	—	2,292,717
Total potentially dilutive shares	7,466,133	55,574,989
(1)    Weighted average shares combine the Company's common stock, Class A common stock, and Class B common stock. See Note 9, Capitalization, for discussion of the establishment of the Company's two classes of common stock and the conversion of its common stock into Class A common stock in connection with the Company's IPO.

3. Fair Value Measurements
The Company follows Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (“ASC 820”), in accounting for fair value measurements. ASC 820 defines fair value and prescribes a framework for measuring fair value in accordance with existing generally accepted accounting principles. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. Fair value measurements are based on a fair value hierarchy, based on three levels of inputs, of which the first two are considered observable and the last unobservable, which are based on the following:
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
The carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to the short maturity of these instruments.
The Company’s financial liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Level 3
Contingent liabilities	$-	$166
A summary of the changes in fair value of the Company’s Level 3 financial instruments for the three months ended March 31, 2026 and March 31, 2025 were as follows (in thousands):

Contingent Liabilities
Balance at December 31, 2025	$166
Change in fair value included in other income (expense), net	(166)
Balance at March 31, 2026	$—

	Series D Warrants	Common Stock Warrants	Embedded Derivative Liabilities	Contingent Liabilities	Total
Balance at December 31, 2024	$7,882	$10,976	$24,931	$—	$43,789
Change in fair value included in other income (expense), net	(50)	11	16,574	—	16,535
Balance at March 31, 2025	$7,832	$10,987	$41,505	$—	$60,324
The Company’s financial liabilities subject to fair value procedures comprised of the following:
•Series D warrants – These warrants were issued to noteholders in connection with the Subordinated Convertible Promissory Notes (the “Convertible Notes”) in 2023. The fair value of these warrants was estimated using the fair value of the Company’s Series D Preferred Stock adjusted for the probability that the Convertible Notes would reach maturity at each measurement date, which are unobservable inputs. The Series D warrants were terminated immediately prior to the closing of the IPO.
•Common stock warrants – These warrants were issued to a lender in connection with a bank loan facility extension in 2018. The fair value of these warrants was estimated using the fair value of the Company’s common stock at each measurement date, which, prior to the IPO, was an unobservable input. Subsequent to the IPO, the fair value of the

Company’s common stock was based on the closing price of the Company's Class A common stock on the valuation date, which is an observable input. The common stock warrants were recorded within warrant liabilities on the condensed consolidated balance sheets and were transferred from Level 3 to Level 1 on the fair value hierarchy subsequent to the IPO in May 2025. The common stock warrants were exercised in full during the year ended December 31, 2025.
•Embedded derivative liabilities – The embedded derivative liabilities represented the embedded features of the Convertible Notes issued in 2023. The Company estimated the fair value of the embedded derivative liabilities using a with-and-without model which compares the estimated fair value of the underlying instrument with the embedded features to the estimated fair value of the underlying instrument without the embedded features, with the difference representing the estimated fair value of the embedded derivative features. The with-and-without model includes significant unobservable inputs including the timing and probability weighting of potential liquidity events, discount rate, illiquidity discount, and expected volatility. Other assumptions used in the model that are not significant unobservable estimates are interest rate and risk-free rate. The embedded derivative liability was extinguished as part of the 2025 Note Conversion Amendment on April 1, 2025.
•Convertible debt – On April 1, 2025, the Company and the holders of the Convertible Notes executed an Omnibus Amendment and Note Conversion Agreement (the "Note Conversion Amendment"). As the terms of the Note Conversion Amendment were determined to be substantially different than the terms of the Convertible Notes prior to the Note Conversion Amendment, the modification was accounted for as a debt extinguishment and the modified Convertible Notes were recorded on the condensed consolidated balance sheets at fair value. The Company estimated the fair value of the Convertible Notes using a scenario-based approach and unobservable inputs including the timing and probability weighting of potential liquidity events, discount for lack of marketability on securities, discount rate, interest rates, expected volatility, and dividend yields. The Convertible Notes were settled in full in connection with the closing of the Company’s IPO.
•Contingent liabilities – The Company issued contingent consideration in connection with its 2021 acquisition of Maximum Effort Marketing. The Company estimates the fair value of its contingent liabilities using a Monte Carlo simulation model. Contingent liabilities are recorded within other non-current liabilities on the condensed consolidated balance sheets. See Note 7, Other Liabilities, for details of the terms and conditions of the contingent liabilities.
The range of assumptions used to calculate the fair value of the Series D Warrants and embedded derivative liabilities as of March 31, 2025 were as follows:

	Series D Warrants	Embedded Derivative Liability
Interest rate	-	6.0%
Risk-free rate	4.3%	3.9% - 4.3%
Discount rate	-	40.0%
Illiquidity discount	-	10.0%
Probability weight	10.0%	1.3% - 75.0%
Expected volatility	65.0%	65.0%
Expected term (years)	0.3	0.3 - 2.0
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Prepaid expenses and events	$7,164	4,559
Notes receivable	5,371	$5,318
Creative production advances	472	666
Income tax overpayment	200	200
Vendor credit	—	3,500
Other	26	233
Total	$13,233	$14,476

Notes Receivable - AMT Notes
In April 2025, the Company issued full recourse promissory notes and pledge agreements with four employees to facilitate alternative minimum tax liability payments for a total of $4.6 million (the "AMT Notes"). The AMT Notes accrue interest at a rate of 4.46% per annum. On December 29, 2025, the notes were amended to extend the maturity date, becoming due and payable, together with interest accrued and unpaid, on the earliest to occur of (i) November 10, 2026 and (ii) the date immediately prior to the day that the existence of the note would otherwise violate the Sarbanes-Oxley Act of 2002. The AMT Notes are collateralized by shares of common stock held by the employees. As of March 31, 2026, $4.8 million of principal and accrued interest is outstanding.
Vendor Credit
During the year ended December 31, 2025, the Company received a credit memo for 2025 purchases. As the credit can be applied against 2026 purchases from this vendor, the Company has offset this credit against balances owed to the vendor within accounts payable and accrued expenses on the condensed consolidated balance sheet as of March 31, 2026.
5. Intangible Assets
Internal use software
Internal use software, net consists of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Internal use software	$41,870	$38,689
Less: Accumulated amortization	(22,479)	(20,885)
Internal use software, net	$19,391	$17,804
Amortization expense for internal use software, which was recorded in cost of revenues in the condensed consolidated statements of operations, was $2.1 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. The carrying value of internal use software that was disposed of due to obsolescence during the three months ended March 31, 2026 and 2025 was $0.3 million and $0, respectively.
Intangible assets, net
Intangible assets consist primarily of acquired intangible assets assumed in prior acquisitions, and were as follows (in thousands):

	As of
	March 31, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Customer relationships	9,400	(3,995)	9,400	(3,760)
Content creator network	20,300	(20,300)	20,300	(20,300)
Trademarks and trade name	8,500	(3,613)	8,500	(3,400)
Developed technology	4,200	(3,570)	4,200	(3,360)
	42,400	(31,478)	42,400	(30,820)

Intangible assets not subject to amortization
Domain names	1,142	—	1,142	—
	$43,542	$(31,478)	$43,542	$(30,820)
Intangible assets subject to amortization are amortized using a straight-line method over the estimated useful life. The Company recorded $0.7 million and $0.7 million of amortization associated with acquired intangibles for the three months ended March 31, 2026 and 2025, respectively.

6. Debt
Revolving credit facility
The Company entered into an Amended and Restated Business Financing Agreement on December 8, 2025 (“2025 Amended and Restated Financing Agreement”) with Western Alliance Bank, which provided for a revolving credit line (“Revolving Credit Facility”). After the most recent amendment, the Revolving Credit Facility provides for up to $50.0 million in aggregate principal amount of revolver borrowings with the option to request from time to time up to an additional $30.0 million in borrowings. The Revolving Credit Facility matures on May 28, 2029. Borrowings under the Revolving Credit Facility bear interest at a floating per annum rate equal to the Secured Overnight Financing Rate plus 3.00%, with a floor of 1.00%. The 2025 Amended and Restated Financing Agreement provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, and default on certain agreements related to indebtedness. Upon the occurrence of a continuing event of default and at the option of the bank (as defined in the 2025 Amendment and Restated Financing Agreement), all of the amounts outstanding under the 2025 Amended and Restated Financing Agreement may be declared to be immediately due and payable and any amount outstanding will bear interest at 3.00% above the interest rate otherwise applicable. The availability under the 2025 Amended and Restated Financing Agreement for which the Company may request an advance against is the lower of the $50.0 million maximum or the calculated borrowing base of 85% of eligible receivables as defined in the 2025 Amended and Restated Financing Agreement, less any outstanding borrowings.
Outstanding borrowings against the Revolving Credit Facility were $0 as of March 31, 2026 and December 31, 2025. The Company had up to $45.7 million available under its financing agreement as of March 31, 2026.
Under the 2025 Amended and Restated Financing Agreement, the Company must maintain compliance with an Adjusted Quick Ratio (defined as unrestricted cash maintained with the lender plus eligible receivables divided by the sum of outstanding loans plus accounts payable aged over 60 days from the invoice date) covenant of at least 1.35 to 1.00 if the unrestricted cash balance with the lender is less than $35.0 million and there are outstanding borrowings. Such covenant will be tested as of the last day of the most recently completed fiscal period for which financial statements have been delivered and for each fiscal period thereafter until the unrestricted cash balance is above $35.0 million and there are outstanding borrowings. The Company is also required to maintain $75.0 million of depository and operating accounts with Western Alliance Bank, subject to certain exceptions. The Company was in compliance with all covenants as of March 31, 2026.
7. Other Liabilities
Other current liabilities
Other current liabilities were as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Deferred revenue	$3,050	$5,486
Income taxes payable	1,228	101
Other	20	39
Total other current liabilities	$4,298	$5,626
Deferred revenue primarily relates to customer creative credits earned to be utilized in future periods and creative production services in progress. Total deferred revenue as of December 31, 2025, was $5.5 million, of which $3.6 million was recognized as revenue during the three months ended March 31, 2026. Total deferred revenue as of March 31, 2026, was $3.1 million, which is expected to be recognized over the next 12 months.
Other liabilities, non-current
Other liabilities, non-current were as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Income taxes payable	$4,354	$3,879
Contingent liability	—	166
Total other non-current liabilities	$4,354	$4,045

Contingent liability
In connection with the Maximum Effort Marketing acquisition on August 25, 2021, the Company issued contingent consideration worth up to 1,574,721 shares ("Earnout Shares"), based upon achievement of certain market conditions, which was initially valued at $1.6 million at the date of acquisition. The contingent liability is carried at fair value with decreases or increases in fair value at each reporting date recorded as other income (expense), net in the condensed consolidated statements of operations. In connection with the closing of the Maximum Effort Marketing Transaction on April 1, 2025, the market conditions associated with the Earnout Shares were subsequently amended and the earnout period was extended through March 31, 2027. The balance of the contingent liability included in other liabilities on the condensed consolidated balance sheets was $0 as of March 31, 2026 and $0.2 million as of December 31, 2025.
8. Commitments and Contingencies
Legal Proceedings
The Company may from time to time be party to legal or regulatory proceedings, lawsuits and other claims incident to its business activities and to its status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of its business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2026. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably. Based on the Company's knowledge as of March 31, 2026, the Company believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon its condensed consolidated financial statements.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of March 31, 2026 and December 31, 2025, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.
Sales Taxes
The Company conducts operations in many tax jurisdictions. While the Company is not currently under audit in any jurisdiction for non-income-based taxes, there is a reasonable possibility that sales tax could be assessed on the Company’s operations in certain jurisdictions. As of March 31, 2026 and December 31, 2025, the reasonably possible loss is not estimable due to the uncertainty of the taxability of the Company’s services in these jurisdictions. No accrual has been made with respect to these jurisdictions as of March 31, 2026 and December 31, 2025 as an unfavorable outcome is not determined to be probable under ASC 450.
9. Capitalization
On May 23, 2025, the Company closed its IPO, in which 8,400,000 shares of Class A common stock were issued and sold by the Company at $16.00 per share. Immediately prior to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), the 41,994,022 outstanding shares of redeemable convertible preferred stock automatically converted into an equal number of shares of the Company's common stock. These shares, plus the previously outstanding 16,441,170 shares of the Company's common stock, were then reclassified into an equal number of shares of the Company's Class A common stock. Immediately following the effectiveness of the Certificate of Incorporation and common stock reclassification, 28,991,483 shares of the Company's Class A common stock outstanding and beneficially owned by the

Company's CEO, and certain related entities, were then exchanged for an equivalent number of shares of the Company's Class B common stock.
Upon the completion of the IPO and filing of the Certificate of Incorporation, the Company's authorized capital stock consists of 400,000,000 shares of Class A common stock, par value of $0.0001 per share, 100,000,000 shares of Class B common stock, par value of $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.
The rights and the holders of the Company's Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Each share of the Company's Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company's capital stock. Each share of the Company's Class B common stock is entitled to 10 votes per share and is convertible at any time into one share of the Company's Class A common stock. The holders of Class A common stock and Class B common stock vote together as a single class, unless otherwise required by law or the Certificate of Incorporation.
The outstanding Class A common stock reflected in these financial statements as of March 31, 2026 excludes 2,519,354 shares issued via execution of partial recourse promissory notes and 1,574,721 shares issued as Earnout Shares. Since the Earnout Shares are subject to unsatisfied conditions or contingencies, they have been excluded from outstanding common stock and the denominator used to calculate basic earnings per share for as long as the conditions remain unsatisfied. See Note 10, Stock-Based Compensation, for details of the partial recourse promissory notes.
During the three months ended March 31, 2026, 5,126,715 shares of Class B common stock were converted into Class A common stock.
As of March 31, 2026, there were no shares of preferred stock issued or outstanding. The Company’s Board of Directors is authorized to determine the rights of each offering of stock including, among other terms, dividend rights, voting rights, conversion rights, redemption prices and liquidation preferences, if any, subject to the limitations of applicable laws, regulations, and the Company’s charter.
10. Stock-Based Compensation
Stock-Based Award Plans
As of March 31, 2026, 11,976,909 shares were available for future issuance under the 2025 Incentive Award Plan.
Stock-Based Compensation Expense
Total stock-based compensation costs recognized in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$32	$234
Technology and development	1,016	769
Sales and marketing	721	1,148
General and administrative	2,091	11,909
Total stock-based compensation	$3,860	$14,060
In addition, $0.2 million of stock-based compensation costs were capitalized as internal use software during the three months ended March 31, 2026.
Stock Options Granted
For the three months ended March 31, 2026, the Company has granted options to employees to purchase an aggregate 2,087,000 shares of the Company’s common stock. The options have a weighted average exercise price of $10.05 per share, and generally vest over four years subject to continued service requirements.
The fair values of stock option awards are estimated on the grant date using the Black-Scholes option pricing model, which requires the Company to make certain assumptions including the fair value of the underlying common stock, expected term, expected volatility, risk-free interest rate, dividend yield, and derived service period, summarized as follows:

•Fair Value of the Underlying Common Stock – The fair value of common stock is based on the closing price of the Company's Class A common stock on grant date.
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
The range of assumptions that were used to calculate the grant date fair value of the Company’s stock option grants for the three months ended March 31, 2026 were as follows:

Expected dividend yield	0%
Expected stock price volatility	65.3% - 69.6%
Risk-free interest rate	3.7% - 4.0%
Expected term (years)	6.0 – 6.1
Partial Recourse Promissory Notes
On August 25, 2021, three employees early exercised 2,032,429 outstanding stock options resulting in the issuance of shares of common stock. However, the exercises were paid via issuance of partial recourse promissory notes, and as a result, the Company concluded that the early exercises of the stock options will continue to be accounted for as outstanding stock option grants until the time that the notes are repaid or extinguished. On February 28, 2025, the Company forgave the outstanding principal and accrued interest associated with the partial recourse promissory notes for two employees related to 1,894,054 options. Shares that are related to outstanding partial recourse promissory notes are not reflected as outstanding shares on the condensed consolidated balance sheets and are excluded from the denominator of basic earnings per share. As of March 31, 2026, there are 138,375 early exercised stock options still subject to a partial recourse promissory note.
On August 25, 2021, the Company executed restricted stock purchase agreements with three individuals. However, the purchase agreements were executed in conjunction with the issuance of partial recourse promissory notes for the amounts owed. Accordingly, the shares are considered legally issued and outstanding but are not reflected as outstanding shares on the condensed consolidated balance sheets and are excluded from the denominator of basic earnings per share until such time that the promissory notes have been paid. As of March 31, 2026, there are 2,380,979 shares of restricted stock subject to these partial recourse promissory notes.
Employee Stock Purchase Plan
The 2025 Employee Stock Purchase Plan (“ESPP”) allows employees to purchase shares by authorizing contributions at a minimum of 1% up to a maximum of 15% of his or her base salary for each pay period, which will then be used to purchase shares on the last business day of the offering period at a price equal to 85% of the fair market value of common stock on the grant date or the purchase date whichever is less. The offering periods of six months end on February 15th and August 15th of each year. As of March 31, 2026, 1,849,866 shares were available for future issuance under the ESPP.
The first offering period to the Company's employees to purchase shares under the ESPP began on February 16, 2026. As of March 31, 2026, the Company has withheld $0.4 million of contributions from its employees within accrued payroll and related liabilities on the condensed consolidated balance sheets related to the purchase period that ends August 15, 2026.
11. Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items that occur during the period. These estimates are updated at each reporting period.
During the three months ended March 31, 2026, the Company recognized $2.9 million in income tax expense. The effective tax rate for the three months ended March 31, 2026 of 24.6% differed from the federal statutory rate of 21.0% primarily due to a blended state tax rate of 6.0% and non-deductible stock-based compensation and officer’s compensation, offset by rate reductions for R&D credits claimed.

During the three months ended March 31, 2025, the Company recognized $4.3 million in income tax benefit. The effective tax rate of 17.0% for the three months ended March 31, 2025 was inclusive of the federal statutory rate of 21.0% and a blended state tax rate of 6.4%, partially offset by decreases related to the change in valuation allowance.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. This legislation introduces several provisions impacting corporate taxes including the permanent extension of certain expiring elements of the Tax Cuts and Jobs Act, 100% bonus depreciation, favorable modifications related to deductibility of interest, and expensing of research and experimental expenses. The OBBBA contains multiple effective dates, with some provisions applicable beginning in 2025. The reinstatement of expensing of domestic research and experimental expenses was the most impactful provision, which significantly reduced the Company’s federal taxable income in 2025. Most states have not confirmed whether they will conform to the federal changes or not, and the provision has been prepared based on states' guidance based on prior law changes. No other provisions are expected to materially impact the Company in 2026.
12. Segment and Geographic Information
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
13. Subsequent Events
Strategic Restructuring Plan
On April 28, 2026, the Company approved a strategic restructuring plan (the "Plan") to improve operational efficiencies and better position the Company for long-term sustainability and success. The Plan includes a reduction of the Company's workforce by approximately 76 employees, which has been substantially completed. The Company estimates that it will incur one-time restructuring charges of approximately $1.7 million related to the Plan, consisting primarily of one-time severance payments and related costs. The Company expects to recognize the majority of these charges in the second quarter of fiscal year 2026.
Marketing Services Agreement
On April 28, 2026, the Company approved a marketing services agreement with a contractor to provide services from April 1, 2026 to March 31, 2027. In exchange for the services set forth in the agreement, the Company will pay $10.0 million in aggregate consideration in the form of four quarterly RSU grants of $2.5 million each. The RSUs will be valued based on the 10-day volume-weighted average price of the Company’s Class A common stock leading up to the end of each applicable quarter. As additional consideration, the Company granted options to purchase an aggregate 182,150 shares of the Company’s Class A common stock. The options vest immediately with an exercise price of $10.00.
Modification of Partial Recourse Promissory Notes for Restricted Stock Purchase Agreements
On April 28, 2026, the Company amended its partial recourse promissory notes with two individuals to extend the maturity dates of the notes until the earliest of (i) March 31, 2027, (ii) a change in control or (iii) the date that the notes become prohibited under the Securities Exchange Act of 1934. As these notes were originally issued in conjunction with the execution of restricted stock purchase agreements, the amendment of the notes is considered a modification under ASC 718 and incremental stock-based compensation expense will be recorded in the second fiscal quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations is intended to help the reader understand our Company, business, operations and present business environment and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025, and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" which can be found in our 2025 Annual Report. Some of the numbers included herein have been rounded for the convenience of presentation. Some of the information included in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Cautionary Note Regarding Forward-Looking Statements and Summary Risk Factors" and "Risk Factors" sections of this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
MNTN is on a mission to transform CTV into a next-generation performance marketing channel.
Our revolutionary PTV software platform allows marketers to combine the powerful storytelling format of TV advertising with the targeting and measurement capabilities of paid search and social advertising. Our self-serve software enables marketers to precisely target audiences and then directly tie each view to a purchase or other action. Marketers set performance goals, such as ROAS, and our algorithms continuously optimize a campaign around key metrics to drive higher performance. Since we launched our PTV platform, our company has experienced rapid growth due to the robust performance our platform delivers to our customers.
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
The following table summarizes our key performance indicator for each period presented below:

	Twelve Months Ended March 31,
	2026	2025
PTV Customers	3,874	2,647
Since 2019, our PTV Customers increased from 142 to 3,874 in the twelve months ended March 31, 2026. Our PTV Customers increased 46.4% in the twelve months ended March 31, 2026 from the twelve months ended March 31, 2025. We attribute this growth to new customer acquisitions due to continued customer adoption of PTV and our continued expansion of our overall SMB footprint, including small businesses.
Adjusted EBITDA and Adjusted EBITDA Margin
The following table sets forth Adjusted EBITDA and Adjusted EBITDA margin for the periods set forth below and their most directly comparable GAAP measures:

	Three Months Ended March 31,
	2026	2025
Net income (loss) (in thousands)	$8,762	$(21,111)
Adjusted EBITDA (in thousands)(1)	$16,331	$9,361
Net income (loss) margin	11.9%	(32.7)%
Adjusted EBITDA margin(1)	22.2%	14.5%
(1)    See section "Non-GAAP Financial Measures" for more information and a reconciliation to the most directly comparable GAAP financial measure.
Non-GAAP Financial Measures
In this Form 10-Q, we use certain non-GAAP financial measures, including EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin. EBITDA is defined as net loss adjusted to exclude amortization expense, interest income (expense), net and income tax provision. Adjusted EBITDA is defined as net income (loss) adjusted to exclude amortization expense, interest income (expense), net and income tax provision, as further adjusted to exclude stock-based compensation expense, fair value adjustments on outstanding warrants, contingent liabilities, embedded derivatives and convertible debt, acquisition costs including legal costs associated with prior acquisitions, and legal settlements, which are items that we believe are not indicative of our core operating performance. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenue.
Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of our performance, are not defined by or presented in accordance with GAAP and should not be considered in isolation or as an alternative to net income (loss), net income (loss) margin or any other performance measure prepared in accordance with GAAP. Adjusted EBITDA and Adjusted EBITDA margin are presented because we believe that they provide useful supplemental information to investors, analysts, and rating agencies regarding our operating performance and our capacity to incur and service debt and are frequently used by these parties in evaluating companies in our industry. By presenting Adjusted EBITDA and Adjusted EBITDA margin, we provide a basis for comparison of our business operations between periods by excluding items that we do not believe are indicative of our core operating performance. We believe that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Additionally, management uses Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our performance because they assist us in comparing the operating performance of our business on a consistent basis between periods, as described above.

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
•    although amortization is a non-cash charge, the assets being amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and
•    other companies in our industry may calculate such measures differently than we do, thereby further limiting their usefulness as comparative measures.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA margin to the most directly comparable GAAP financial performance measure, which is net income (loss):

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income (loss)	$8,762	$(21,111)
Interest (income) expense, net	(1,877)	1,155
Income tax provision	2,855	(4,309)
Amortization expense	2,713	2,144
EBITDA	12,453	(22,121)
Stock-based compensation expense	3,860	14,060
Fair value adjustments	(166)	16,535
Acquisition costs	184	827
Legal settlements	—	60
Adjusted EBITDA	$16,331	$9,361

Revenue	$73,673	$64,512
Net income (loss)	8,762	(21,111)
Net income (loss) margin	11.9%	(32.7)%
Revenue	$73,673	$64,512
Adjusted EBITDA	16,331	9,361
Adjusted EBITDA margin	22.2%	14.5%

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
Investment in Talent
As of March 31, 2026, we had 542 full-time team members. Hiring productive and diverse talent is a key driver of our success and we expect to continue to grow headcount as our business scales. We plan to further invest in research and development to extend our data and technology lead and to enhance our platform. We also expect to incur additional general and administrative expenses to support our growth as a publicly traded company. Our headcount may increase through direct hires or through acquisitions of companies or teams.
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
Sales and Marketing Expense
Sales and marketing expense consists of personnel-related costs (including salaries, commissions, bonuses, benefits, stock-based compensation), as well as costs related to promotional activities such as online advertising, branding products and trade shows, fees paid to third parties for marketing and product research, and commissions paid to certain advertising agencies. Commission costs are expensed as incurred. We expect sales and marketing expenses to grow in absolute dollars as we add personnel to increase the number of customers and expand their adoption of our platform. Sales and marketing expense as a percentage of revenue may fluctuate from period-to-period based on revenue levels and the timing of our investments, which may be impacted by the revenue seasonality in our industry and business as described further above.
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
Other Income (Expense):
Interest Income (Expense), Net. Interest expense is incurred on any borrowings on our Revolving Credit Facility, and prior to the IPO, on the outstanding borrowings on our 2023 Convertible Notes. We earn interest income earned on our cash and cash equivalents and short-term notes receivable.
Other Income (Expense), Net. Other Income (Expense), Net primarily consists of non-operating gains or losses, including fair value adjustments related to outstanding warrants, embedded derivative liabilities, convertible debt and contingent liabilities, and gains or losses on debt extinguishment.
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
Results of Operations for the Three Months Ended March 31, 2026, Compared with the Three Months Ended March 31, 2025
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Revenue	$73,673	$64,512	$9,161	14.2%
Cost of revenues	13,653	19,835	(6,182)	(31.2)%
Gross profit	60,020	44,677	15,343	34.3%
Operating expenses:
Technology and development	14,611	9,608	5,003	52.1%
Sales and marketing	23,697	21,664	2,033	9.4%
General and administrative	11,476	20,471	(8,995)	(43.9)%
Amortization of acquired intangibles	658	658	—	—%
Total operating expenses	50,442	52,401	(1,959)	(3.7)%
Operating income (loss)	9,578	(7,724)	17,302	(224.0)%
Other income (expense):
Interest income (expense), net	1,877	(1,155)	3,032	(262.5)%
Other income (expense), net	162	(16,541)	16,703	(101.0)%
Total other income (expense)	2,039	(17,696)	19,735	(111.5)%
Income (loss) before income tax provision	11,617	(25,420)	37,037	(145.7)%
Income tax provision	2,855	(4,309)	7,164	(166.3)%
Net income (loss)	$8,762	$(21,111)	$29,873	(141.5)%

The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended March 31,
	2026	2025
Revenue	100.0%	100.0%
Cost of revenues	18.5	30.7
Gross profit	81.5	69.3
Operating expenses:
Technology and development	19.8	14.9
Sales and marketing	32.2	33.6
General and administrative	15.6	31.7
Amortization of acquired intangibles	0.9	1.0
Total operating expenses	68.5	81.2
Operating income (loss)	13.0	(12.0)
Other income (expense):
Interest income (expense), net	2.5	(1.8)
Other income (expense), net	0.2	(25.6)
Total other income (expense)	2.8	(27.4)
Income (loss) before income tax provision	15.8	(39.4)
Income tax provision	3.9	(6.7)
Net income (loss)	11.9%	(32.7)%
Revenue
Revenue increased $9.2 million, or 14.2%, to $73.7 million for the three months ended March 31, 2026, compared to $64.5 million for the three months ended March 31, 2025. The increase was due primarily to an increase of $15.0 million in revenue generated from PTV, driven by a 26% increase in active PTV customers between the periods in comparison and $1.7 million in revenue recognized during the three months ended March 31, 2026 related to the expiration of unused creative credits associated with amended contracts in the period. The increase in active PTV customers was offset by a decrease in average spend per customer as we continued to expand our overall SMB footprint, including small businesses. Additionally, creative and production revenues decreased $4.1 million and $1.8 million, respectively, primarily due to the divestiture of Maximum Effort Marketing on April 1, 2025.
Cost of Revenues
Cost of revenues decreased $6.2 million, or 31.2%, to $13.7 million for the three months ended March 31, 2026, compared to $19.8 million for the three months ended March 31, 2025. The decrease was primarily due to a $3.1 million decrease in creative personnel costs as a result of the divestiture of Maximum Effort Marketing on April 1, 2025. Additionally, hosting expense decreased by $2.5 million due to changes in data vendors and platform fees decreased by $0.6 million. Offsetting these decreases was a $0.7 million increase in amortization for internal use software due to additions to capitalized software as we continued to improve our technology.
Technology and Development Expense
Technology and development expense increased $5.0 million, or 52.1%, to $14.6 million for the three months ended March 31, 2026, compared to $9.6 million for the three months ended March 31, 2025. The increase was primarily due to an increase in personnel costs of $4.4 million attributable to increased headcount to maintain and support further development of our platform. Technology and development headcount increased by 23% between the periods in comparison as we continued to grow our engineering team to support the growth of our product. The remaining $0.6 million increase was driven by investment in incremental tools to support the development of our platform.
Sales and Marketing Expense
Sales and marketing expense increased $2.0 million, or 9.4%, to $23.7 million for the three months ended March 31, 2026, compared to $21.7 million for the three months ended March 31, 2025. This was primarily due to a planned increase in third party marketing spend of $1.9 million in order to drive customer and revenue growth, including $0.8 million in brand marketing spend, coupled with a $0.6 million increase in SaaS tools to support the growth of the business. Partially offsetting the increase was a decrease in personnel costs of $1.0 million driven by a decrease in average headcount of 7% period over period and a decline in sponsorships of $0.5 million.
General and Administrative Expense
General and administrative expense decreased $9.0 million, or 43.9%, to $11.5 million for the three months ended March 31, 2026, compared to $20.5 million for the three months ended March 31, 2025. The decrease was primarily driven by a $9.8 million decrease in stock based compensation due to the full vesting of options granted in 2021 and the forgiveness of partial recourse promissory notes with executive officers that were issued to facilitate the early exercise of stock options during the three months ended March 31, 2025. Additionally, transaction costs decreased by $0.6 million due to costs incurred during the three months ended March 31, 2025 related to the divestiture of Maximum Effort Marketing. These decreases were partially offset by increases of $0.9 million in legal fees, $0.3 million in professional fees and $0.3 million in insurance costs. These increases are primarily due to board of directors compensation, public company administration, director and officer liability insurance and investor relations costs, following our IPO in May 2025.
Amortization of Acquired Intangibles
Amortization of acquired intangibles remained flat at $0.7 million for both the three months ended March 31, 2026 and March 31, 2025 as there were no changes to acquired intangibles quarter-over-quarter.
Interest Income (Expense), Net
Interest income (expense), net changed favorably by $3.0 million, or 262.5%, to interest income of $1.9 million for the three months ended March 31, 2026, compared to interest expense of $1.2 million for the three months ended March 31, 2025. The favorable change was primarily due to a decrease in interest expense on the Convertible Notes of $1.6 million which were settled on May 23, 2025, resulting in no interest expense for the three months ended March 31, 2026. Additionally, interest income increased $1.4 million due to a higher interest bearing cash balance, which increased as a result of the IPO proceeds and increase in operating cash.
Other Income (Expense), Net
Other income (expense), net primarily consists of fair value adjustments on our warrants and contingent liabilities. Other expense, net changed favorably by $16.7 million, or 101.0%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. We recognized $0.2 million in income during the three months ended March 31, 2026, due to the decrease in fair value of contingent liabilities. During the three months ended March 31, 2025, we recognized $16.6 million in losses due to the increase in fair value of the embedded derivative liabilities, which were extinguished upon our IPO on May 23, 2025.
Income Tax Provision
Income tax provision changed by $7.2 million to a tax expense of $2.9 million during the three months ended March 31, 2026 from a tax benefit of $4.3 million during the three months ended March 31, 2025. The increase in tax expense was driven by an increase in the annual effective tax rate as a result of projected taxable income, primarily driven by an increase in full-year projected pre-tax book income.
Liquidity and Capital Resources
Overview
Since inception, we have financed operations to date primarily through cash flow from operating activities, net proceeds received from sales of equity securities and borrowings under our Revolving Credit Facility and other indebtedness. We have historically incurred losses from operations and have an accumulated deficit of $252.3 million as of March 31, 2026. As of March 31, 2026, we had cash and cash equivalents of $213.9 million, no borrowings outstanding under our Revolving Credit Facility and up to $45.7 million of borrowing capacity available thereunder.
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
Revolving Credit Facility
On December 8, 2025, we entered into an Amended and Restated Business Financing Agreement (the “Revolving Credit Agreement”) with Western Alliance Bank. The Revolving Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Revolving Credit Facility”), pursuant to which we may initially incur up to $50.0 million aggregate principal amount of revolver borrowings and have the option to request from time to time up to an additional $30.0 million in borrowings. The Revolving Credit Facility matures on May 28, 2029. The amount of borrowing availability under the Revolving Credit Facility is based on our accounts receivable balance, reduced by reserves. As of March 31, 2026 and December 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility and up to $45.7 million of borrowings available.
Borrowings under the Revolving Credit Facility bear interest at a floating per annum rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.00%, with a floor of 1.00%. Interest is payable on the revolving borrowings on a monthly basis.
The Revolving Credit Facility contains customary conditions to borrowings, events of default and covenants, including, without limitation, covenants that restrict our ability to sell assets, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Revolving Credit Facility also requires us to maintain compliance with an Adjusted Quick Ratio (defined as unrestricted cash maintained with the lender plus eligible receivables divided by the sum of outstanding loans plus accounts payable aged over 60 days from the invoice date) covenant at least 1.35 to 1.00 if the unrestricted cash balance with the lender is less than $35.0 million and there are outstanding borrowings. Such covenant will be tested as of the last day of the most recently completed fiscal period for which financial statements have been delivered and for each fiscal period thereafter until the unrestricted cash balance is above $35.0 million and there are outstanding borrowings. We are also required to maintain $75.0 million of depository and operating accounts with Western Alliance Bank, subject to certain exceptions. Our obligations under the Revolving Credit Facility are collateralized by a pledge of substantially all of our assets, including accounts receivable, deposit accounts, intellectual property, investment property and equipment. See Note 6, “Debt” to our condensed consolidated financial statements included elsewhere in this Form 10-Q.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net cash provided by operating activities	$7,111	$1,969
Net cash used in investing activities	(3,438)	(3,013)
Net cash provided by financing activities	66	744
Net increase (decrease) in cash and cash equivalents	$3,739	$(300)
Operating Activities
Net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Our cash flows from operating activities are primarily impacted by growth in our operations, increases or decreases in collections from our customers and related payments to third parties for ad inventory and data. Our collection and payment cycles can vary from period-to-period.
Net cash provided by operating activities was $7.1 million for the three months ended March 31, 2026, as compared to $2.0 million for the three months ended March 31, 2025. The increase in cash provided of $5.1 million was primarily due to a $17.3 million increase in operating income partially offset by a decrease in stock-based compensation of $10.2 million.

Investing Activities
During the three months ended March 31, 2026 and 2025, net cash used in investing activities consisted of investments in capitalized internal use software costs to develop our technology platform and other investment activities. As our business grows, we expect our investments in our platform development to increase as needed to support our platform.
Net cash used in investing activities was $3.4 million for the three months ended March 31, 2026, as compared to $3.0 million for the three months ended March 31, 2025. The increase was due to an increase in costs capitalized for internal use software during the three months ended March 31, 2026.
Financing Activities
During the three months ended March 31, 2026 and 2025, net cash provided by financing activities consisted of activity related to stock-based compensation plans. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2026 compared to $0.7 million for the three months ended March 31, 2025. The decrease of $0.6 million was due to fewer exercises of employee stock options.
Critical Accounting Estimates
Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. Other than the following, there have been no material changes to our critical accounting estimates as compared to those described in our 2025 Annual Report, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”
Revenue Recognition
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. We generate revenue by charging our customers a variable fee based on the level of ad spend and through charging fees for various ad production activities. We also offer customers incentive programs where the customers can earn rebates or creative services based on achieving certain levels of ad spend during the contract term. We recognize revenue through the following steps:
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
We bill our customers on a gross basis, inclusive of the cost of procuring the advertising inventory. We report revenue on a net basis which represents gross billings net of amounts we pay suppliers for the cost of advertising inventory and net of consideration we pay to certain advertising agencies that meet the definition of customers under ASC 606. Our accounts receivable are recorded at the amount of gross billings to customers, net of allowance, for the amounts we are responsible to collect, and our accounts payable are recorded at the amounts payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of such claims or proceedings, regardless of merit, is inherently uncertain. For a description of our legal proceedings, refer to “Note 8, Commitments and Contingencies” of the condensed consolidated financial statements included elsewhere in this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Form 10-Q, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q and including our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report, before making an investment decision related to our Class A common stock. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose some or all of your original investment.
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
While no customer accounted for more than 10% of our revenue for the year ended December 31, 2025 and the three months ended March 31, 2026, our top ten customers collectively accounted for approximately 17% and 19%, respectively, of our revenue for the same periods. We expect to continue to generate a significant portion of our revenue from these customers for the foreseeable future. At present, almost all of our customers are not subject to committed contracts with us. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. If any of our significant customers were to reduce or cease their usage of our platform, it may have an outsized effect on our revenue, thereby adversely affecting our business, results of operation, and financial condition.
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
We have invested significant resources in our creative solutions and cannot be certain that our investment in developing our creative solutions will be adopted by customers. We offer creative solutions to our customers to reduce the friction of advertising on TV and to provide an option for customers to create and refresh ads quickly and cost effectively to increase their ROAS. These offerings include allowing customers (i) to bundle creative services in exchange for annual contracts with minimum spend requirements, (ii) to obtain creative based on certain spend thresholds, or (iii) to otherwise receive our creative solutions. However, our creative services may not ultimately reduce the friction of being able to advertise on TV, be quicker or more cost effective than other solutions, or increase ROAS for customers. We may not be able to accurately predict customer demand for our creative solutions or the level of usage of our creative solutions, develop appropriate creative solutions based on customer demand or effectively have these creative solutions yield our intended or our customers’ desired results. Further, we may not be able to generate enough revenue to offset our cost of the creative solutions, or may generate too much demand for our creative solutions, either of which may negatively impact our business, results of operations and financial condition. Any failure among our customers to adopt our creative solutions, whether due to customers losing confidence in the value or effectiveness of such solutions, customers being unwilling to leave their existing creative agencies and switch over to our creative solutions, or other causes, could impact our growth and adversely affect our business, results of operations, and financial condition.
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
Our revenue may vary from quarter to quarter due to the seasonal nature of demand for many of our customers’ products or services that market to consumers and e-commerce customers. For example, digital marketers that market to consumers or market e-commerce products or services tend to devote a large portion of their budgets to campaigns in the fourth quarter of the year, to coincide with consumer holiday spending, and then have a significantly smaller advertising budget in the first calendar quarter. Seasonality in the fourth quarter of the calendar year has translated to our highest levels of platform activity and spend as fourth quarter revenue comprised 30.0% and 30.9% of our revenue for the years ended December 31, 2025 and 2024, respectively. Seasonality in the first quarter of the calendar year has generally lead to our lowest levels of platform activity and spend with first quarter revenue comprised of 22.2% and 19.4% of our revenue for the years ended December 31, 2025 and 2024, respectively.
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
We need to continuously update our platform and the technology we invest in and develop, including our proprietary algorithms, in order to attract customers and keep ahead of changes in technology, and evolving industry standards and regulatory requirements. Our future success will depend in part upon our ability to enhance our existing platform and to develop and introduce new solutions in a timely and cost-effective manner with features that meet evolving customer and market requirements. To be able to enhance our platform and to develop and introduce new solutions, we will depend on our ability to recruit, train, motivate, and retain key technology and engineering personnel. We are a software-driven company and the innovation and delivery of complex technology at massive scale upon which our success depends are technological and engineering problems. It is imperative that we have highly skilled engineers and engineering management, mathematicians, and computer scientists, and appropriately qualified personnel can be difficult to recruit and retain.
Additionally, our technology is complex and can require a significant investment of time and resources to develop, test, introduce, and enhance. These activities can take longer than we expect, and we may not make the right decisions regarding these investments. We schedule and prioritize our development efforts according to a variety of factors, including our perceptions of market trends, customer requirements, and resource availability; however, we may encounter unanticipated difficulties that require us to re-direct or scale back our efforts and we may need to modify our plans in response to changes in customer requirements, market demands, resource availability, regulatory requirements, or other factors. If development and maintenance of our platform and technologies become significantly more expensive due to changes in regulatory requirements, industry practices, competition for team members, performance problems or other factors, we could experience a loss of customers, reputational impact or other adverse effects on our business, results of operations and financial condition. We may also find ourselves at a disadvantage to larger competitors with more resources to devote to development. In addition, new demands from customers, superior offerings by competitors, changes in technology, new industry standards or regulatory requirements could render our platform less effective and require us to make unanticipated changes to our platform or business model. These factors place significant demands upon our engineering organization, require complex planning, and can result in acceleration of some initiatives and delay of others. To the extent we do not manage our development efforts efficiently and effectively, we may fail to produce services that respond appropriately to the needs of customers, and competitors may more successfully develop responsive offerings. If our platform is not competitive, customers can be expected to shift their business to competitors. Customers may also resist adopting our new solutions for various reasons, including reluctance to disrupt existing relationships and business practices. There is no guarantee that our investments in new platform and technology updates will succeed in attracting and retaining customers, and our product development and innovation efforts may be inefficient or ineffective.
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
We depend upon the sustained and uninterrupted performance of our platform to operate our business. Software bugs, faulty algorithms, technical or infrastructure problems, or system updates could lead to an inability to process data to place ads or price inventory effectively, or cause ads to display improperly or be placed in proximity to inappropriate content, which could adversely affect our business, results of operations, and financial condition. These risks are compounded by the complexity of our technology, the rate at which we adopt updates to our platform and other technologies and the large amounts of data we utilize. Because our software is complex, undetected material defects, errors and failures may occur. Despite testing, errors or bugs in our software may not be found until the software is in our live operating environment. Errors or failures in our platform, even if caused by the implementation of changes by customers or partners to their systems, could also result in negative publicity, damage to our reputation, loss of or delay in market acceptance of our platform, increased costs or loss of revenue, or loss of competitive position. In such an event, we may be required or choose to expend additional resources to help mitigate any problems resulting from defects, errors, disruptions and other performance problems in our software. As a result, defects, errors, disruptions and other performance problems in our products or services could harm our reputation, result in significant costs to us, impair the ability of customers to purchase inventory and impair our ability to fulfill obligations with customers and partners. Any significant interruptions could adversely affect our business, results of operations, and financial condition.
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
As a public company listed in the United States, we incur significant legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the NYSE, may increase legal and financial compliance costs, and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.
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
We develop proprietary AI Technologies and use third-party AI Technologies in our business, and are making significant investment in this area. For example, we use AI Technologies in connection with (i) MNTN Matched, which uses AI Technologies to match consumers with brands that they are most likely to engage with and (ii) our video creative platform that leverages generative AI Technologies for sound generation, narration generation and image generation. As with many technological innovations, deploying, using and maintaining these AI Technologies involves significant technological and legal risks and there can be no assurance that our investments in such AI Technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.
In particular, if the models underlying our AI Technologies are: (i) incorrectly designed or implemented; (ii) trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; (iii) used without sufficient oversight and governance to ensure their responsible use; and/or (iv) adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, data privacy concerns, or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
With respect to our products or services that incorporate AI Technologies, the market for such products and services is rapidly evolving and market acceptance and consumer perceptions of products and services that incorporate AI Technologies is uncertain. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. Our failure to successfully develop and commercialize our products or services involving AI Technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our product offerings; and respond effectively to competitive developments.
In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our products and solutions and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
Our development of proprietary AI Technologies is costly and complex, and we face significant risks related to technological challenges, competitive pressures, and dependence on third-party resources and data.
We are in varying stages of development in relation to our products and internal business processes involving AI Technologies. The continuous development, maintenance and operation of our proprietary AI Technologies is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. For instance, the models underlying our AI Technologies can experience decay (also known as “model drift”) in which their performance and accuracy decrease over time without further human intervention to correct such decay.
We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors. Our efforts to develop proprietary AI models could increase our operating costs. Our ability to develop proprietary AI models may be limited by our access to processing infrastructure or training data, and we may be dependent on third-party providers for such resources. If we do not continue to invest resources to develop and support our AI Technologies, we may fall behind technological developments and evolving industry standards, which would likely harm our ability to compete.
We face significant competition from other companies in our industry in relation to the development and deployment of AI Technologies. Those other companies may develop AI Technologies that are similar or superior to ours and/or are more cost-effective and/or quicker to develop, deploy and maintain. Any inability to develop, offer or deploy new AI Technologies as effectively, as quickly and/or as cost-efficiently as our competitors could have a materially adverse impact on our operating results, customer relationships and growth.
Certain of the data that we use in training our own proprietary AI Technologies is licensed from third parties, and we are dependent upon our ability to obtain necessary data licenses within appropriate time frames and on commercially reasonable terms, and such third parties’ assurances that such data was obtained and provided to us lawfully. If a substantial number of data suppliers were to withdraw or withhold their data from us, or if we sever ties with our data suppliers based on their inability to meet our standards, our ability to provide certain products and services to our customers could be materially adversely impacted.
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
Further, if we are deemed to not have sufficient rights to the data we use to train our generative AI Technologies, we may be subject to litigation by the owners of the content or other materials that comprise such data, similar to the litigation that is currently pending in various U.S., UK, and EU national courts against other developers of generative AI Technologies, and in which the outcome of such litigation is uncertain.
The regulatory framework governing the use of AI Technologies is rapidly evolving, and we cannot predict how future legislation and regulation will impact our ability to offer products or services that we develop which leverage AI Technologies.
The regulatory framework for AI Technologies is rapidly evolving. Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and many federal, state and foreign government bodies and agencies have enacted or are currently considering additional laws and regulations governing AI Technologies. Additionally, existing laws and regulations may be enjoined in judicial proceedings, or may be interpreted or enforced in ways that would affect our use of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot predict the impact future laws, regulations, or standards, or the market perception of their requirements, may have on our business or how we will respond to these laws or regulations.
In the United States, the regulatory framework for AI Technologies faces significant uncertainty. At the federal level, Congress has yet to enact meaningful AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power. In the absence of federal AI legislation states have filled the void by enacting laws regulating different aspects of AI Technologies. For example, California has enacted laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics. In addition, Colorado’s Artificial Intelligence Act will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination (among other requirements), Utah’s Artificial Intelligence Policy Act establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interaction, and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox.
Numerous other states have enacted, passed, or are considering AI-focused legislation, creating a patchwork of regulations and a complex compliance challenge. However, the durability of these laws and the potential of additional state-level legislative activity faces uncertainty following President Trump’s December 2025 Executive Order “Ensuring a National Policy Framework for Artificial Intelligence.” This Executive Order establishes a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness. The order directs federal agencies to identify, challenge, and potentially preempt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. It remains to be seen how agencies will effectuate this directive, and how states will approach AI legislation moving forward. Any or all of the foregoing regulatory developments could affect our use of AI and our ability to provide, improve or commercialize our products, require changes to our operations and processes, and materially adversely affect our business, results of operations, and financial condition. Further, any failure or perceived failure by us to comply with existing or newly enacted laws, regulations and other requirements relating to AI Technologies could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions
While our activities in the EU are currently limited, we may expand our business offerings in the future to make our AI technologies available to users in the EU. If so, then regulation regarding the use and deployment of AI technologies in the EU will become relevant to us, such as the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act applies to companies that develop, use and/or provide AI in the EU, and in relation to the AI deployed by the Company, includes requirements around transparency and output labelling, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way AI is regulated in the EU.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition, antitrust, data privacy and consumer protection laws, may be interpreted or enforced in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products and services which leverage AI technologies. We may need to expend resources to adjust our products in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. The cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, or to adjust our business plans based on changes to how such laws are enforced, including adapting to loosened regulation to remain competitive, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses could adversely affect our business, financial condition and results of operations. In addition, if we fail or are perceived to fail to comply with these laws and regulations, we may face lawsuits (including class actions), investigations, enforcement actions, negative reputational impacts, and other penalties that materially impact our business.
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
Our Class A common stock has one vote per share and our Class B common stock has 10 votes per share. As of March 31, 2026, the holders of our outstanding Class B common stock held 68% of the voting power of our outstanding capital stock, which voting power may increase over time as Mr. Douglas exercises his options that are exercisable for shares of our Class B common stock. If all such outstanding options held by Mr. Douglas had been exercised for shares of our Class B common stock as of March 31, 2026, the shares held by Mr. Douglas would represent 40% of the voting power of our outstanding capital stock. As a result, Mr. Douglas and our principal stockholders will be able to exert significant influence over us and, if acting together, will be able to control matters requiring stockholder approval, including the election of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation (as currently in effect, the "Certificate of Incorporation") and our Amended and Restated Bylaws (as currently in effect, the "Bylaws") and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.
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
Future sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of March 31, 2026, we had an aggregate of 61,008,792 shares of our Class A common stock outstanding, of which 16,549,222 was held by affiliates.
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
As of March 31, 2026, we had 10,228,915 shares of our Class A common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $12.00 per share, 5,634,153 of which were vested as of such date, and additional shares of our common stock reserved for future issuance under our 2025 Incentive Award Plan. As of March 31, 2026, we had 11,810,410 shares of our Class B common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $3.79 per share, 4,724,164 of which were vested as of such date. As of March 31, 2026, we had 3,955,700 shares of restricted stock that are legally issued and outstanding and votable, but are not reflected as outstanding shares on the consolidated balance sheets. Any additional shares of our Class A common stock and our Class B common stock that we issue, including under our equity incentive plans that we may adopt in the future would dilute the percentage ownership and voting power held by the investors who purchase Class A common stock.
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
Our business is subject to the risk of catastrophic events such as pandemics, earthquakes, flooding, fire, and power outages, and to interruption by man-made problems such as geopolitical conflict and terrorism.
Our business is vulnerable to damage or interruption from pandemics, earthquakes, flooding, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, the conflicts in Ukraine and the Middle East, including the conflict in Iran, tensions between China and Taiwan, and economic sanctions imposed in connection with such conflicts, and similar events. A significant natural disaster could have a material adverse effect on our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or customers’ and partners’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting the United States. As we rely heavily on our data center facilities, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt customers’ and partners’ businesses, which could have an adverse effect on our business, results of operations, and financial condition.
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
Our results of operations may vary based on the impact of changes in our industry and the global economy on us and our customers. Current or future economic uncertainties or downturns could adversely affect our business, financial condition and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial, and credit market fluctuations, inflation, interest rate volatility, labor shortages, political turmoil, global supply chain disruptions, natural catastrophes, major epidemics or pandemics, or outbreak of infectious disease, warfare, protests and riots, and terrorist attacks on the United States, Europe, the Middle East and the Asia Pacific region, or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, financial condition and results of operations could be adversely affected.
The U.S. government announced tariffs on products imported from jurisdictions outside the United States and has made announcements regarding the potential imposition of tariffs on other jurisdictions. The U.S. government may in the future impose, reimpose, increase, or pause tariffs, and countries subject to such tariffs have and, in the future may, impose reciprocal tariffs or impose other protectionist or retaliatory trade measures in response. Any deterioration in general economic conditions, including as a result of the geopolitical environment or inflation (as well as government policies such as raising interest rates in response to inflation), could increase uncertainties and risks relating to our customers’ demand and the overall demand for advertising or to the economic health of our current and prospective marketers. There can be no assurance that we will be able to mitigate the impacts of the foregoing or any future changes in global trade dynamics on our business.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)    None.
(c)    During the three months ended March 31, 2026, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

MNTN, INC.

Date: May 11, 2026	By:	/s/ Mark Douglas
Mark Douglas
Chairman of the Board and Chief Executive Officer
(principal executive officer and authorized signatory)

Date: May 11, 2026	By:	/s/ Patrick A. Pohlen
Patrick A. Pohlen
Chief Financial Officer
(principal financial officer and principal accounting officer and authorized signatory)