Form 10-Q
period 2026-06-30
MNTN, Inc.
filed 2026-08-10
CIK 1891027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had 61,892,533 shares of Class A common stock outstanding and 12,910,630 shares of Class B common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements and Summary Risk Factors
This Quarterly Report on Form 10-Q (which we refer to as this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Form 10-Q should be considered forward-looking statements, including, but not limited to, statements regarding our future results of operations and financial position, assumptions, prospects, business strategy, and plans and objectives of management for future operations, including among others, statements regarding product and technology development, future capital expenditures and other investments and debt service obligations, anticipated regulatory developments, industry and market trends, competitive pressures, consumer preferences, customer acquisition and retention trends, and general macroeconomic trends are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
•our customers’ material reduction of the use of our platform;
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
•risks related to taxation matters;
•risks related to the ownership of our Class A common stock; and
▪other important factors discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Form 10-Q and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”).
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MNTN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$237,281	$210,160
Accounts receivable, net of allowance for expected credit losses of $1,452 and $1,593 at June 30, 2026 and December 31, 2025	59,985	61,837
Prepaid expenses and other current assets	14,374	14,476
Total current assets	311,640	286,473
Internal use software, net	19,892	17,804
Intangible assets, net	11,407	12,722
Goodwill	51,903	51,903
Deferred tax assets	7,897	9,400
Total assets	$402,739	$378,302
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$53,818	$59,543
Accrued payroll and related liabilities	4,797	3,352
Other current liabilities	5,506	5,626
Total current liabilities	64,121	68,521
Other liabilities, non-current	4,289	4,045
Total liabilities	68,410	72,566
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, $0.0001 par value: 400,000,000 shares authorized, 61,298,300 and 55,825,847 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively; Class B common stock, $0.0001 par value: 100,000,000 shares authorized, 12,910,630 and 18,037,345 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	7	7
Additional paid-in capital	590,158	577,043
Treasury stock	(10,025)	(10,025)
Notes receivable from employees	(185)	(181)
Accumulated deficit	(245,626)	(261,108)
Total stockholders’ equity	334,329	305,736
Total liabilities and stockholders’ equity	$402,739	$378,302
The accompanying notes are an integral part of these condensed consolidated financial statements.

MNTN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$82,537	$68,460	$156,210	$132,972
Cost of revenues	16,241	15,899	29,894	35,734
Gross profit	66,296	52,561	126,316	97,238
Operating expenses:
Technology and development	16,354	10,732	30,965	20,340
Sales and marketing	28,567	24,318	52,264	45,982
General and administrative	13,601	13,137	25,077	33,608
Amortization of acquired intangibles	657	658	1,315	1,316
Total operating expenses	59,179	48,845	109,621	101,246
Operating income (loss)	7,117	3,716	16,695	(4,008)
Other income (expense):
Interest income (expense), net	2,046	708	3,923	(447)
Other (expense) income, net	(4)	(28,666)	158	(45,207)
Total other income (expense)	2,042	(27,958)	4,081	(45,654)
Income (loss) before income tax provision	9,159	(24,242)	20,776	(49,662)
Income tax provision	2,439	1,986	5,294	(2,323)
Net income (loss)	$6,720	$(26,228)	$15,482	$(47,339)
Earnings (loss) per share:
Basic	$0.09	$(0.65)	$0.21	$(1.71)
Diluted	$0.09	$(0.65)	$0.20	$(1.71)
Weighted average shares outstanding:
Basic	73,925,823	40,120,402	73,907,690	27,663,863
Diluted	78,643,570	40,120,402	78,774,979	27,663,863
The accompanying notes are an integral part of these condensed consolidated financial statements.

MNTN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-In Capital	Treasury Stock	Notes Receivable from Employees	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	41,994,022	$168,888	14,247,476	$1	$147,255	$—	$(173)	$(254,682)	$(107,599)
Issuance of common stock upon exercise of options	—	—	299,640	—	744	—	—	—	744
Stock-based compensation	—	—	—	—	14,060	—	—	—	14,060
Release of shares due to loan forgiveness	—	—	1,894,054	1	—	—	—	—	1
Interest accrued on notes receivable from employees	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	(21,111)	(21,111)
Balance at March 31, 2025	41,994,022	$168,888	16,441,170	$2	$162,059	$—	$(175)	$(275,793)	$(113,907)
Conversion of redeemable convertible preferred stock to Class A common stock in connection with initial public offering	(41,994,022)	(168,888)	41,994,022	4	168,884	—	—	—	168,888
Issuance of Class A common stock in connection with initial public offering, net of underwriting discounts, commissions, and other offering costs	—	—	8,400,000	1	114,771	—	—	—	114,772
Conversion of convertible debt to Class A common stock upon initial public offering	—	—	6,056,425	—	96,902	—	—	—	96,902
Repurchase of Class A common stock due to convertible debt put option election upon initial public offering	—	—	(626,588)	—	—	(10,025)	—	—	(10,025)
Issuance of common stock upon exercise of options	—	—	305,833	—	895	—	—	—	895
Stock-based compensation	—	—	—	—	7,624	—	—	—	7,624
Interest accrued on notes receivable from employees	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	(26,228)	(26,228)
Balance at June 30, 2025	—	$—	72,570,862	$7	$551,135	$(10,025)	$(177)	$(302,021)	$238,919

Balance at December 31, 2025	—	$—	73,863,192	$7	$577,043	$(10,025)	$(181)	$(261,108)	$305,736
Issuance of common stock upon exercise of options	—	—	54,324	—	71	—	—	—	71
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	—	—	1,906	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	—	—	4,065	—	—	—	4,065
Interest accrued on notes receivable from employees	—	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—		8,762	8,762
Balance at March 31, 2026	—	$—	73,919,422	$7	$581,174	$(10,025)	$(183)	$(252,346)	$318,627
Issuance of common stock upon exercise of options	—	—	9,225	—	20	—	—	—	20
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	—	—	280,283	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,964	—	—	—	8,964
Interest accrued on notes receivable from employees	—	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	—	6,720	6,720
Balance at June 30, 2026	—	$—	74,208,930	$7	$590,158	$(10,025)	$(185)	$(245,626)	$334,329
(1)    Amounts combine the Company’s common stock, Class A common stock, and Class B common stock. See Note 10, Capitalization, for discussion of the establishment of the Company’s two classes of common stock and the reclassification of its common stock into Class A common stock in connection with the Company’s initial public offering in May 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MNTN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$15,482	$(47,339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	12,627	21,684
Change in value of embedded derivative	—	16,574
Change in value of warrant liabilities	—	(7,171)
Change in value of contingent liabilities	(166)	4,966
Change in value of convertible debt, excluding interest	—	4,395
Amortization expense	6,620	4,802
Loss on extinguishment of convertible debt	—	26,436
Accretion of warrant discount on convertible debt	—	949
Interest accrued on convertible debt and short-term note payable	—	1,092
Provision for bad debts	991	671
Release of indemnification related to QuickFrame Holdback	—	(579)
Interest income from notes receivable	(112)	(144)
Provision for deferred income taxes	1,503	—
Change in operating assets and liabilities:
Accounts receivable	861	3,320
Prepaid expenses and other assets	210	(5,955)
Accounts payable and accrued expenses	(5,725)	2,555
Accrued payroll and related liabilities	1,445	(218)
Other liabilities	290	(8,451)
Net cash provided by operating activities	34,026	17,587
Cash flows from investing activities:
Issuance of short term notes receivable	—	(9,611)
Capitalized internal use software costs	(6,991)	(6,185)
Net cash used in investing activities	(6,991)	(15,796)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	—	125,328
Payments of initial public offering costs	—	(2,137)
Payments on settlement of convertible debt	—	(24,000)
Proceeds from exercises of stock options	91	1,639
Employee taxes paid under stock-based compensation plans	(5)	—
Payments to repurchase common stock	—	(10,025)
Net cash provided by financing activities	86	90,805
Net increase in cash and cash equivalents	27,121	92,596
Cash and cash equivalents, beginning of period	210,160	82,562
Cash and cash equivalents, end of period	$237,281	$175,158

Supplemental cash flow information:
Cash paid for income taxes	$713	$3,318
Cash paid for interest	—	3,143
Stock-based compensation included in capitalized internal use software costs	402	—
Conversion of redeemable convertible preferred stock to Class A common stock upon initial public offering	—	168,888
Conversion of convertible debt into Class A common stock upon initial public offering	—	96,902
Reclassification of deferred offering costs to additional paid-in capital in connection with initial public offering	—	4,830
Deferred offering costs not yet paid	—	3,590
Conversion of common stock to Class A and Class B common stock upon initial public offering	—	2

The accompanying notes are an integral part of these condensed consolidated financial statements.

MNTN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
MNTN, Inc. (the “Company”) is a performance TV software company focused on providing performance advertising services through a unified online advertising platform that includes segmentation tools, intelligent campaign planning, advance audience targeting, prospecting, creative ad builder, and data analytics reporting. The Company, which was formed in 2009 as a Delaware corporation, is headquartered in Austin, Texas. On May 23, 2025, the Company closed its initial public offering (“IPO”), in which 8,400,000 shares of Class A common stock were issued and sold by the Company at $16.00 per share.
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
Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included for the year ended December 31, 2025, which can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC (the “2025 Annual Report”).
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

Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The Company has adopted ASU 2025-05 for these condensed consolidated financial statements for the three and six months ended June 30, 2026 on a prospective basis. The adoption had no material impact on the Company’s condensed consolidated financial statements and notes.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of information and consistent categories in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdictions. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public entities, this guidance will be effective on a prospective basis, with an option to apply it retrospectively, for annual periods beginning after December 15, 2024. As an emerging growth company that has not opted out of the extended transition period for complying with new or revised financial accounting standards, the amendments in ASU No. 2023-09 are effective for annual periods beginning after December 15, 2025, with early adoption permitted. Accordingly, the Company will adopt ASU No. 2023-09 for its annual consolidated financial statements and notes for the year ending December 31, 2026. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and notes.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements and related notes thereto included for the year ended December 31, 2025, which can be found in the 2025 Annual Report. Other than the following, there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2026.
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

The determination as to whether revenue should be reported gross of amounts billed to customers (gross basis) or net of payments to suppliers (net basis) requires significant judgment and is based on its assessment of whether the Company is acting as the principal or an agent in the transaction. The Company has determined that it does not act as the principal in the purchase and sale of digital advertising inventory because it does not control the advertising inventory and it does not set the price which is the result of an auction within the marketplace. Based on these and other factors, the Company reports revenue from the sale of advertising inventory on its platform on a net basis, which represents gross billings net of amounts it pays suppliers for the cost of advertising inventory and net of consideration it pays to certain advertising agencies that meet the definition of customers under ASC 606.
For ad production activities where the Company has control over the specified good, is primarily responsible for the performance of third-party services, can redirect those services to fulfill other contracts, carries inventory risk, and sets the price of services used in production activities, the Company reports revenue from those transactions on a gross basis. For ad production activities where the Company facilitates and therefore does not have complete control over the specified good, is not primarily responsible for the performance of third-party services, cannot redirect those services to fulfill other contracts, does not carry inventory risk, and does not set the price of third party services used in the production activities, the Company reports revenue from those transactions on a net basis, which represents gross billings net of amounts paid to third party creators.
The Company’s accounts receivable are recorded at the amount of gross billings to customers, net of allowance, for the amounts it is responsible to collect, and its accounts payable are recorded at the amounts payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Cost of Revenues
Cost of revenues consists primarily of hosting and data costs, third-party service fees, ad production costs from contracts in which the Company acts as the principal in the transaction, and personnel costs. Personnel costs included in cost of revenues include salaries, benefits, bonuses, and stock-based compensation and are primarily attributable to personnel in the Company who support the Company’s platform and who support the production of video ads. The Company capitalizes costs associated with software that is developed or obtained for internal use and amortizes the costs associated with its revenue-producing platform in cost of revenues over their estimated useful lives.
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

2. Net Income (Loss) Per Share
Net income (loss) per share (“EPS”) consists of the following (in thousands, except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$6,720	$(26,228)	$15,482	$(47,339)
Numerator for basic and dilutive EPS	$6,720	$(26,228)	$15,482	$(47,339)

Denominator
Denominator for basic EPS – weighted average shares(1)	73,925,823	40,120,402	73,907,690	27,663,863
Effect of dilutive securities:
Stock options and restricted stock units	4,717,747	—	4,867,289	—
Denominator for diluted EPS – adjusted weighted average shares and assumed conversions	78,643,570	40,120,402	78,774,979	27,663,863
Basic EPS	$0.09	$(0.65)	$0.21	$(1.71)
Diluted EPS	$0.09	$(0.65)	$0.20	$(1.71)

Anti-Dilutive Securities excluded from the calculation of EPS
Stock options and restricted stock units	8,849,102	7,239,225	8,141,031	7,459,159
Warrants	—	534,139	—	534,134
Total potentially dilutive shares	8,849,102	7,773,364	8,141,031	7,993,293
(1)    Weighted average shares combine the Company’s common stock, Class A common stock, and Class B common stock. See Note 10, Capitalization, for discussion of the establishment of the Company’s two classes of common stock and the conversion of its common stock into Class A common stock in connection with the Company’s IPO.
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

The Company’s financial liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	As of
	June 30, 2026	December 31, 2025
Level 3
Contingent liabilities	$-	$166
A summary of the changes in fair value of the Company’s Level 3 financial instruments for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

Contingent Liabilities
Balance at December 31, 2025	$166
Change in fair value included in other (expense) income, net	(166)
Balance at June 30, 2026	$—

	Series D Warrants	Common Stock Warrants	Embedded Derivative Liabilities	Contingent Liabilities	Convertible Debt	Total
Balance at December 31, 2024	$7,882	$10,976	$24,931	$—	$—	$43,789
Additions	—	—	—	—	119,257	119,257
Extinguishments	—	—	(41,505)	—	(124,047)	(165,552)
Change in fair value included in other (expense) income, net	(7,882)	711	16,574	4,966	4,395	18,764
Change in fair value included in interest income (expense), net	—	—	—	—	395	395
Transfers out of Level 3	—	(11,687)	—	—	—	(11,687)
Balance at June 30, 2025	$—	$—	$—	$4,966	$—	$4,966
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
•Common stock warrants – These warrants were issued to a lender in connection with a bank loan facility extension in 2018. The fair value of these warrants was estimated using the fair value of the Company’s common stock at each measurement date, which, prior to the IPO, was an unobservable input. Subsequent to the IPO, the fair value of the Company’s common stock was based on the closing price of the Company’s Class A common stock on the valuation date, which is an observable input. The common stock warrants were recorded within warrant liabilities on the condensed consolidated balance sheets and were transferred from Level 3 to Level 1 on the fair value hierarchy subsequent to the IPO in May 2025. The common stock warrants were exercised in full during the year ended December 31, 2025.
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
•Convertible debt – On April 1, 2025, the Company and the holders of the Convertible Notes executed an Omnibus Amendment and Note Conversion Agreement (the “Note Conversion Amendment”). As the terms of the Note Conversion Amendment were determined to be substantially different than the terms of the Convertible Notes prior to the Note Conversion Amendment, the modification was accounted for as a debt extinguishment and the modified

Convertible Notes were recorded on the condensed consolidated balance sheets at fair value. The Company estimated the fair value of the Convertible Notes using a scenario-based approach and unobservable inputs including the timing and probability weighting of potential liquidity events, discount for lack of marketability on securities, discount rate, interest rates, expected volatility, and dividend yields. The Convertible Notes were settled in full in connection with the closing of the Company’s IPO.
•Contingent liabilities – The Company issued contingent consideration in connection with its 2021 acquisition of Maximum Effort Marketing. The Company estimates the fair value of its contingent liabilities using a Monte Carlo simulation model. Contingent liabilities are recorded within other non-current liabilities on the condensed consolidated balance sheets. See Note 8, Other Liabilities, for details of the terms and conditions of the contingent liabilities.
The range of assumptions used to calculate the fair value of the Series D Warrants, embedded derivative liabilities, contingent liabilities and convertible debt during the six months ended June 30, 2025 were as follows:

	Series D Warrants	Embedded Derivative Liability	Contingent Liabilities	Convertible Debt
Interest rate	-	6.0%	-	6.0%
Risk-free rate	4.2%	3.9% - 4.3%	3.7%	3.9% - 4.3%
Discount rate	-	40.0%	-	40.0%
Probability weight	10.0%	1.3% - 75.0%	-	1.3% - 75.0%
Expected volatility	65.0%	65.0%	61.0%	65.0%
Expected term (years)	0.8	0.3 - 2.0	1.8	0.3 - 2.0
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in thousands):

	As of
	June 30, 2026	December 31, 2025
Notes receivable	$5,426	$5,318
Prepaid expenses and events	5,262	4,559
Insurance receivable	2,640	—
Creative production advances	569	666
Income tax overpayment	200	200
Vendor credit	—	3,500
Other	277	233
Total	$14,374	$14,476
Notes Receivable - AMT Notes
In April 2025, the Company issued full recourse promissory notes and pledge agreements with four employees to facilitate alternative minimum tax liability payments for a total of $4.6 million (the “AMT Notes”). The AMT Notes accrue interest at a rate of 4.46% per annum. On December 29, 2025, the notes were amended to extend the maturity date, becoming due and payable, together with interest accrued and unpaid, on the earliest to occur of (i) November 10, 2026 and (ii) the date immediately prior to the day that the existence of the note would otherwise violate the Sarbanes-Oxley Act of 2002. The AMT Notes are collateralized by shares of the Company’s Class A common stock held by the employees. As of June 30, 2026, $4.9 million of principal and accrued interest is outstanding.
Vendor Credit
During the year ended December 31, 2025, the Company received a credit memo for 2025 purchases. As the credit can be applied against 2026 purchases from this vendor, the Company has offset this credit against balances owed to the vendor within accounts payable and accrued expenses on the condensed consolidated balance sheet as of June 30, 2026.

5. Intangible Assets
Internal use software
Internal use software, net consists of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Internal use software	$43,139	$38,689
Less: Accumulated amortization	(23,247)	(20,885)
Internal use software, net	$19,892	$17,804
Amortization expense for internal use software, which was recorded in cost of revenues in the condensed consolidated statements of operations, was $3.2 million and $5.3 million for the three and six months ended June 30, 2026, respectively. Amortization expense for internal use software was $2.0 million and $3.4 million for the three and six months ended June 30, 2025, respectively. The carrying value of internal use software that was disposed of due to obsolescence during the six months ended June 30, 2026 and 2025 was $1.4 million and $0.5 million, respectively.
Intangible assets, net
Intangible assets consist primarily of acquired intangible assets assumed in prior acquisitions, and were as follows (in thousands):

	As of
	June 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Customer relationships	$9,400	$(4,230)	$9,400	$(3,760)
Content creator network	20,300	(20,300)	20,300	(20,300)
Trademarks and trade name	8,500	(3,825)	8,500	(3,400)
Developed technology	4,200	(3,780)	4,200	(3,360)
	42,400	(32,135)	42,400	(30,820)

Intangible assets not subject to amortization
Domain names	1,142	—	1,142	—
	$43,542	$(32,135)	$43,542	$(30,820)
Intangible assets subject to amortization are amortized using a straight-line method over the estimated useful life. The Company recorded $0.7 million and $1.3 million of amortization associated with acquired intangibles for the three and six months ended June 30, 2026, respectively. The Company recorded $0.7 million and $1.3 million of amortization associated with acquired intangibles for the three and six months ended June 30, 2025, respectively.
6. Debt
Revolving credit facility
The Company entered into an Amended and Restated Business Financing Agreement on December 8, 2025 (“2025 Amended and Restated Financing Agreement”) with Western Alliance Bank, which provided for a revolving credit line (“Revolving Credit Facility”). After the most recent amendment, the Revolving Credit Facility provides for up to $50.0 million in aggregate principal amount of revolver borrowings with the option to request from time to time up to an additional $30.0 million in borrowings. The Revolving Credit Facility matures on May 28, 2029. Borrowings under the Revolving Credit Facility bear interest at a floating per annum rate equal to the Secured Overnight Financing Rate plus 3.00%, with a floor of 1.00%. The 2025 Amended and Restated Financing Agreement provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, and default on certain agreements related to indebtedness. Upon the occurrence of a continuing event of default and at the option of the bank (as defined in the 2025 Amended and Restated Financing Agreement), all of the amounts outstanding under the 2025 Amended and Restated Financing Agreement may be declared to be immediately due and payable and any amount outstanding will bear interest at 3.00% above the interest rate otherwise applicable. The availability under the

2025 Amended and Restated Financing Agreement for which the Company may request an advance against is the lower of the $50.0 million maximum or the calculated borrowing base of 85% of eligible receivables as defined in the 2025 Amended and Restated Financing Agreement, less any outstanding borrowings.
Outstanding borrowings against the Revolving Credit Facility were $0 as of June 30, 2026 and December 31, 2025. The Company had up to $48.5 million available under its financing agreement as of June 30, 2026.
Under the 2025 Amended and Restated Financing Agreement, the Company must maintain compliance with an Adjusted Quick Ratio (defined as unrestricted cash maintained with the lender plus eligible receivables divided by the sum of outstanding loans plus accounts payable aged over 60 days from the invoice date) covenant of at least 1.35 to 1.00 if the unrestricted cash balance with the lender is less than $35.0 million and there are outstanding borrowings. Such covenant will be tested as of the last day of the most recently completed fiscal period for which financial statements have been delivered and for each fiscal period thereafter until the unrestricted cash balance is above $35.0 million and there are outstanding borrowings. The Company is also required to maintain $75.0 million of depository and operating accounts with Western Alliance Bank, subject to certain exceptions. The Company was in compliance with all covenants as of June 30, 2026.
7. Convertible Debt and Warrant Liabilities
Convertible Debt, Embedded Derivative Liabilities, and Series D Warrants
From January through May 11, 2023, the Company issued convertible debt, Subordinated Convertible Promissory Notes (the “Convertible Notes),” for an aggregate $47.1 million in principal amount, $21.5 million of which were issued to related parties. On May 9, 2024, the Company and the holders of the Convertible Notes executed an Omnibus Amendment to Notes and Warrants (the “2024 Amendment”). The Convertible Notes accrued interest on an annual basis at the rate of 6% per annum, and the outstanding principal amount and any unpaid accrued interest would be due and payable upon request on or after July 27, 2025. The holders of the Convertible Notes could have elected to convert the Convertible Notes into shares of Series D Preferred Stock at a conversion price equal to $22.9653, with the shares issued to be calculated by dividing the outstanding principal and unpaid accrued interest by the conversion price. Voluntary conversion could have been elected on or after the maturity date, upon an equity financing event in which the Company received cash in exchange for the sale of equity securities, upon a change in control of the Company, or upon an initial public offering. In the event of either a change in control of the Company or an initial public offering occurring after December 31, 2024, but before the maturity of the Convertible Notes, the noteholders could have elected for the Company to pay two and one half times (2.5x) the aggregate principal amount of such note plus all unpaid accrued interest.
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
The Company analyzed the embedded features of the Convertible Notes for derivative accounting considerations in accordance with ASC 815-10, Derivatives and Hedging. The embedded cash redemption features that allowed the noteholders to elect to contingently receive 2.5x the aggregate principal amount of the note plus all unpaid accrued interest were determined to be embedded derivatives because the economic characteristics and risks are not clearly and closely related to the host contract, the hybrid instrument is not measured at fair value, and it allowed the contract to be net settled outside of the Company’s control. Therefore, the Company bifurcated the embedded feature from the convertible notes and recorded an embedded derivative liability on the condensed consolidated balance sheets. The Company measured the fair value of the embedded derivative liability at issuance by determining the fair value in accordance with ASC 820 and re-measured the fair value at each reporting period, with any changes recorded to other expense, net as fair value adjustments.
The Series D Warrants issued were determined to be freestanding financial instruments as they were legally detachable and separately exercisable, and therefore were evaluated independently of the related Convertible Notes. The Series D Preferred Shares were contingently redeemable outside of the Company’s control and therefore, the warrants were classified as a liability on the condensed consolidated balance sheets. The Company measured the value of the warrants at the date of issuance by determining the fair value in accordance with ASC 820 and re-measures the fair value at each reporting period, with any changes recorded to other expense, net as fair value adjustments.

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
2025 Note Conversion Amendment
On April 1, 2025, the Company and the holders of the Convertible Notes executed an Omnibus Amendment and Note Conversion Agreement (the “Note Conversion Amendment”). The terms of the Note Conversion Amendment provided that an aggregate principal amount of $23.1 million of the Convertible Notes (plus accrued and unpaid interest) would convert into a number of shares of the Company’s Class A common stock at closing of the IPO (the “First Convertible Notes Conversion”) at a ratio based on the First Conversion Price. The “First Conversion Price” was (a) with respect to the conversion of the principal amount of such Convertible Notes, an amount equal to the lesser of (x) 40.0% of the IPO Price and (y) $9.18612 and (b) with respect to the conversion of the interest on such Convertible Notes, an amount equal to the lesser of (x) the IPO Price and (y) $22.9653. In addition, the remaining Convertible Notes would, with respect to the principal amount of $24.0 million, (x) be repaid in cash, plus accrued and unpaid interest, (the “Second Conversion Repayment”) and (y) convert into a number of shares of our Class A common stock (the “Second Convertible Notes Conversion” and, together with the First Convertible Notes Conversion, the “Convertible Notes Conversions”) at a ratio based on the Second Conversion Price. The “Second Conversion Price” is the lower of (a) 66.6667% of the IPO Price and (b) $15.3102.
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
As the modified Convertible Notes were treated as a new financial instrument, the Company elected to apply the fair value measurement option on the date that the Company first recognized the modified Convertible Notes on April 1, 2025. The fair value measurement option election was made to align the accounting for the modified Convertible Notes with the Company’s financial reporting objectives. The Company acknowledges that its election to apply the fair value option is irrevocable. As a result of adopting the fair value option no embedded derivatives should be bifurcated from the Convertible Notes. The Company recorded interest expense related to these Convertible Notes as a change in fair value within interest (income) expense, net in the condensed consolidated statements of operations. Remaining changes in fair value are recorded within other expense, net in the condensed consolidated statements of operations and changes in fair value related to instrument specific credit risk are recorded in other comprehensive loss.
A reconciliation of the carrying value of the Convertible Notes immediately prior to extinguishment, fair value of the modified Convertible Notes recorded on the condensed consolidated balance sheets as of April 1, 2025, and the resulting loss on extinguishment recorded during the six months ended June 30, 2025 is as follows (in thousands):

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

Convertible Note Settlement
In connection with the closing of the Company’s IPO on May 23, 2025, the Company settled the Convertible Notes in full with the noteholders as follows:
•3,806,425 shares of the Company’s Class A common stock were issued in the First Convertible Notes Conversion for an aggregate principal amount of $23.1 million plus accrued interest of $3.2 million. 2,556,313 of the First Convertible Notes Conversion shares were issued to related parties.
•$24.0 million of principal and $3.1 million of accrued interest was paid to the noteholders in the Second Conversion Repayment. $6.8 million of the Second Conversion Repayment was paid to related parties.
•2,250,000 shares of the Company’s Class A common stock were issued in the Second Convertible Notes Conversion for an aggregate principal amount of $24.0 million. 562,500 of the Second Convertible Notes Conversion shares were issued to related parties.
•626,588 shares issued in the First Convertible Notes Conversion were repurchased by the Company in the Share Purchase for $8.9 million of principal and $1.1 million of accrued interest. 88,976 of the shares purchased in the Share Purchase were repurchased from related parties.
Immediately prior to the settlement, the Convertible Notes were marked to fair value of $124.0 million with the change in fair value recorded within other expense, net. Additionally, the Series D Warrants terminated immediately prior to the closing of the IPO and were marked to fair value of $0 with the change in fair value recorded within other expense, net. As of June 30, 2025, the Convertible Notes had no outstanding balance as all principal and accrued interest was fully settled in connection with the Company’s IPO.
The Company recognized $0.4 million and $2.0 million in effective interest for the three and six months ended June 30, 2025, respectively, using an annual effective interest rate of 19.90%. The effective interest was inclusive of $0.4 million and $1.1 million of stated interest for the three and six months ended June 30, 2025, respectively, and accretion of the debt discount of $0 and $0.9 million for the three and six months ended June 30, 2025, respectively.
Common Stock Warrants
In connection with a bank loan facility extension on April 5, 2018, the Company issued a warrant to a lender to purchase 267,194 shares of common stock, along with an option for an additional 267,194 shares as a result of the Company not achieving a $4.5 million minimum capital raise requirement by June 30, 2018. Immediately upon issuance of the warrants, all 534,388 shares were vested and exercisable at an exercise price of $0.01 per share with an expiration date of April 5, 2028. In the event of an acquisition in which the consideration received by the Company’s stockholders consists solely of cash and/or marketable securities (a “Cash/Public Acquisition”), and in which the fair market value of one share would be greater than the exercise price in effect, the warrants would be automatically settled through a cashless exercise. In the event of a Cash/Public Acquisition where the fair market value of one share would be less than the warrant price in effect, the warrants would expire. In the event of any other acquisition, the warrant holder may have required the Company to purchase the warrant for $0.5 million. As a result of this conditional obligation for the Company to repurchase the warrant shares, the Common Stock Warrants were classified as liabilities and carried at fair value at date of issuance with decreases or increases in fair value at each reporting date recorded within other expense, net in the condensed consolidated statements of operations. During the quarter ended September 30, 2025, all 534,388 Common Stock Warrants were exercised on a cashless basis resulting in 534,196 shares of Class A common stock being issued.
8. Other Liabilities
Other current liabilities
Other current liabilities were as follows (in thousands):

	As of
	June 30, 2026	December 31, 2025
Deferred revenue	$2,694	$5,486
Income taxes payable	2,767	101
Other	45	39
Total other current liabilities	$5,506	$5,626

Deferred revenue primarily relates to customer creative credits earned to be utilized in future periods and creative production services in progress. Total deferred revenue as of December 31, 2025, was $5.5 million, of which $4.7 million was recognized as revenue during the six months ended June 30, 2026. Total deferred revenue as of June 30, 2026, was $2.7 million, which is expected to be recognized over the next 12 months.
Other liabilities, non-current
Other liabilities, non-current were as follows (in thousands):

	As of
	June 30, 2026	December 31, 2025
Income taxes payable	$4,289	$3,879
Contingent liability	—	166
Total other non-current liabilities	$4,289	$4,045
Contingent liability
In connection with the Maximum Effort Marketing acquisition on August 25, 2021, the Company issued contingent consideration worth up to 1,574,721 shares (“Earnout Shares”), based upon achievement of certain market conditions, which was initially valued at $1.6 million at the date of acquisition. The contingent liability is carried at fair value with decreases or increases in fair value at each reporting date recorded as other (expense) income, net in the condensed consolidated statements of operations. In connection with the closing of the Maximum Effort Marketing Transaction on April 1, 2025, the market conditions associated with the Earnout Shares were subsequently amended and the earnout period was extended through March 31, 2027. The balance of the contingent liability included in other liabilities on the condensed consolidated balance sheets was $0 as of June 30, 2026 and $0.2 million as of December 31, 2025.
9. Commitments and Contingencies
Legal Proceedings
The Company may from time to time be party to legal or regulatory proceedings, lawsuits and other claims incident to its business activities and to its status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of its business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2026. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably. Based on the Company’s knowledge as of June 30, 2026, the Company believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon its condensed consolidated financial statements.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of June 30, 2026 and December 31, 2025, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.
Sales Taxes
The Company conducts operations in many tax jurisdictions. While the Company is not currently under audit in any jurisdiction for non-income-based taxes, there is a reasonable possibility that sales tax could be assessed on the Company’s operations in certain jurisdictions. As of June 30, 2026 and December 31, 2025, the reasonably possible loss is not estimable due to the uncertainty of the taxability of the Company’s services in these jurisdictions. No accrual has been made with respect to these jurisdictions as of June 30, 2026 and December 31, 2025 as an unfavorable outcome is not determined to be probable under ASC 450.
10. Capitalization
On May 23, 2025, the Company closed its IPO, in which 8,400,000 shares of Class A common stock were issued and sold by the Company at $16.00 per share. Immediately prior to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), the 41,994,022 outstanding shares of redeemable convertible preferred stock automatically converted into an equal number of shares of the Company’s common stock. These shares, plus the previously outstanding 16,441,170 shares of the Company’s common stock, were then reclassified into an equal number of shares of the Company’s Class A common stock. Immediately following the effectiveness of the Certificate of Incorporation and common stock reclassification, 28,991,483 shares of the Company’s Class A common stock outstanding and beneficially owned by the Company’s CEO, and certain related entities, were then exchanged for an equivalent number of shares of the Company’s Class B common stock.
Upon the completion of the IPO and filing of the Certificate of Incorporation, the Company’s authorized capital stock consists of 400,000,000 shares of Class A common stock, par value of $0.0001 per share, 100,000,000 shares of Class B common stock, par value of $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.
The rights and the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Each share of the Company’s Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock. Each share of the Company’s Class B common stock is entitled to 10 votes per share and is convertible at any time into one share of the Company’s Class A common stock. The holders of Class A common stock and Class B common stock vote together as a single class, unless otherwise required by law or the Certificate of Incorporation.
The outstanding Class A common stock reflected in these financial statements as of June 30, 2026 excludes 2,519,354 shares issued via execution of partial recourse promissory notes and 1,574,721 shares issued as Earnout Shares. Since the Earnout Shares are subject to unsatisfied conditions or contingencies, they have been excluded from outstanding common stock and the denominator used to calculate basic earnings per share for as long as the conditions remain unsatisfied. See Note 11, Stock-Based Compensation, for details of the partial recourse promissory notes.
During the six months ended June 30, 2026, 5,126,715 shares of Class B common stock were converted into Class A common stock.
As of June 30, 2026, there were no shares of preferred stock issued or outstanding. The Company’s Board of Directors is authorized to determine the rights of each offering of stock including, among other terms, dividend rights, voting rights, conversion rights, redemption prices and liquidation preferences, if any, subject to the limitations of applicable laws, regulations, and the Company’s charter.
11. Stock-Based Compensation
Stock-Based Award Plans
As of June 30, 2026, 11,726,884 shares of the Company’s Class A common stock were available for future issuance under the 2025 Incentive Award Plan.

Stock-Based Compensation Expense
Total stock-based compensation costs recognized in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$20	$96	$52	$330
Technology and development	1,232	880	2,248	1,649
Sales and marketing	4,097	716	4,818	1,864
General and administrative	3,418	5,932	5,509	17,841
Total stock-based compensation	$8,767	$7,624	$12,627	$21,684
In addition, $0.2 million and $0.4 million of stock-based compensation costs were capitalized as internal use software during the three and six months ended June 30, 2026, respectively.
Stock Options Granted
For the six months ended June 30, 2026, the Company has granted options to employees to purchase an aggregate 2,179,000 shares of the Company’s Class A common stock. The options have a weighted average exercise price of $10.02 per share, and generally vest over four years subject to continued service requirements.
During the six months ended June 30, 2026, the Company granted options to a contractor to purchase an aggregate 182,150 shares of the Company’s Class A common stock. The options have an exercise price of $10.00, vested immediately and have a term of up to 10 years.
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
The range of assumptions that were used to calculate the grant date fair value of the Company’s stock option grants for the six months ended June 30, 2026 were as follows:

Expected dividend yield	0%
Expected stock price volatility	65.3% - 69.6%
Risk-free interest rate	3.7% - 4.2%
Expected term (years)	6.0 – 6.1
Restricted Stock Units
During the six months ended June 30, 2026, the Company granted 142,841 restricted stock units (“RSU”) to its non-employee board members. The RSU’s generally cliff-vest after one year of continued service on the Board.
In connection with a marketing services agreement entered into during the six months ended June 30, 2026 with a contractor, the Company will grant four quarterly RSU grants of $2.5 million each. The RSU’s are valued based on the 10-day volume-weighted average price of the Company’s Class A common stock leading up to the end of each applicable quarter and vest immediately upon grant. During the six months ended June 30, 2026, the Company granted 276,854 RSU’s to the contractor, which immediately vested.
Partial Recourse Promissory Notes
On August 25, 2021, three employees early exercised 2,032,429 outstanding stock options resulting in the issuance of shares of common stock. However, the exercises were paid via issuance of partial recourse promissory notes, and as a result, the Company concluded that the early exercises of the stock options will continue to be accounted for as outstanding stock option grants until the time that the notes are repaid or extinguished. On February 28, 2025, the Company forgave the outstanding principal and accrued interest associated with the partial recourse promissory notes for two employees related to 1,894,054 options. Shares that are related to outstanding partial recourse promissory notes are not reflected as outstanding shares on the condensed consolidated balance sheets and are excluded from the denominator of basic earnings per share. As of June 30, 2026, there are 138,375 early exercised stock options still subject to a partial recourse promissory note.
On August 25, 2021, the Company executed restricted stock purchase agreements with three individuals. However, the purchase agreements were executed in conjunction with the issuance of partial recourse promissory notes for the amounts owed. Accordingly, the shares are considered legally issued and outstanding but are not reflected as outstanding shares on the condensed consolidated balance sheets and are excluded from the denominator of basic earnings per share until such time that the promissory notes have been paid. As of June 30, 2026, there are 2,380,979 shares of restricted stock subject to these partial recourse promissory notes.
On April 28, 2026, the Company amended its partial recourse promissory notes with two individuals to extend the maturity dates of the notes until the earliest of (i) March 31, 2027, (ii) a change in control or (iii) the date that the notes become prohibited under the Securities Exchange Act of 1934. The extension of the maturity dates of the notes was treated as an extension of the expected term of the associated award, and as a result, the Company applied modification accounting under ASC 718 and recognized $1.1 million of incremental stock-based compensation expense during the six months ended June 30, 2026. The Company received partial repayment on one of the promissory notes in July 2026 resulting in the corresponding release of 554,610 shares of previously restricted stock.
Employee Stock Purchase Plan
The 2025 Employee Stock Purchase Plan (“ESPP”) allows employees to purchase shares of the Company’s Class A common stock by authorizing contributions at a minimum of 1% up to a maximum of 15% of his or her base salary for each pay period, which will then be used to purchase shares on the last business day of the offering period at a price equal to 85% of the fair market value of common stock on the grant date or the purchase date whichever is less. The offering periods of six months end on February 15th and August 15th of each year. As of June 30, 2026, 1,849,866 shares of the Company’s Class A common stock were available for future issuance under the ESPP.
The first offering period to the Company’s employees to purchase shares under the ESPP began on February 16, 2026. As of June 30, 2026, the Company has withheld $1.0 million of contributions from its employees within accrued payroll and related liabilities on the condensed consolidated balance sheets related to the purchase period that ends August 15, 2026.
12. Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items that occur during the period. These estimates are updated at each reporting period.
During the three and six months ended June 30, 2026, the Company recognized $2.4 million and $5.3 million in income tax expense, respectively. The effective tax rates for the three and six months ended June 30, 2026 of 26.6% and 25.5%, respectively, differed from the federal statutory rate of 21.0% primarily due to a blended state tax rate of 6.0% and non-deductible stock-based compensation and officer’s compensation, offset by rate reductions for R&D credits claimed.
During the three and six months ended June 30, 2025, the Company recognized $2.0 million in income tax expense and $2.3 million in income tax benefit, respectively. The effective tax rates for the three and six months ended June 30, 2025, of (8.2)% and 4.7%, respectively, was inclusive of the federal statutory rate of 21.0% and a blended state tax rate of 6.4%, partially offset by decreases related to incentive stock options and change in valuation allowance.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. This legislation introduces several provisions impacting corporate taxes including the permanent extension of certain expiring elements of the Tax Cuts and Jobs Act, 100% bonus depreciation, favorable modifications related to deductibility of interest, and expensing of research and experimental expenses. The OBBBA contains multiple effective dates, with some provisions applicable beginning in 2025. The reinstatement of expensing of domestic research and experimental expenses was the most impactful provision, which significantly reduced the Company’s federal taxable income in 2025. Most states have not confirmed whether they will conform to the federal changes or not, and the provision has been prepared based on states’ guidance based on prior law changes. No other provisions are expected to materially impact the Company in 2026.
13. Segment and Geographic Information
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
14. Strategic Restructuring Plan
On April 28, 2026, the Company approved a strategic restructuring plan (the “Plan”) to improve operational efficiencies and better position the Company for long-term sustainability and success. The Plan included a reduction of the Company’s workforce, which was completed by June 30, 2026. During the six months ended June 30, 2026, the Company recognized restructuring charges of $1.5 million related to the Plan, consisting primarily of severance payments and related costs.
A summary of the costs incurred and amounts accrued during the six months ended June 30, 2026 is as follows.

Severance and employee related
Balance as of December 31, 2025	$—
Restructuring costs	1,491
Amounts paid	(1,431)
Balance as of June 30, 2026	$60
Total restructuring costs recognized in the condensed consolidated statements of operations during the six month ended June 30, 2026 were as follows (in thousands):

Cost of revenues	$261
Technology and development	64
Sales and marketing	1,141
General and administrative	25
Total restructuring costs	$1,491
15. Subsequent Events
On August 3, 2026, the Company’s board of directors authorized a stock repurchase program of up to $100.0 million shares of the Company’s Class A common stock through August 5, 2027. Repurchases may be made at the Company’s discretion in the open market pursuant to one or more trading plans adopted in accordance with Rule 10b5-1 and in compliance with Rule 10b-18. The timing and amount will depend on market conditions, price and liquidity, applicable legal requirements, available capital, and other considerations. The stock repurchase program does not obligate the Company to repurchase any minimum number or dollar amount of Class A common stock and may be modified, suspended, or discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations is intended to help the reader understand our Company, business, operations and present business environment and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025, and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which can be found in our 2025 Annual Report. Some of the numbers included herein have been rounded for the convenience of presentation. Some of the information included in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements and Summary Risk Factors” and “Risk Factors” sections of this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
The following table summarizes our key performance indicator for each period presented below:

	Twelve Months Ended June 30,
	2026	2025
PTV Customers	4,225	3,020
Since 2019, our PTV Customers increased from 142 to 4,225 in the twelve months ended June 30, 2026. Our PTV Customers increased 39.9% in the twelve months ended June 30, 2026 from the twelve months ended June 30, 2025. We attribute this growth to new customer acquisitions due to continued customer adoption of PTV and our continued expansion of our overall SMB footprint, including small businesses.
Adjusted EBITDA and Adjusted EBITDA Margin
The following table sets forth Adjusted EBITDA and Adjusted EBITDA margin for the periods set forth below and their most directly comparable GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) (in thousands)	$6,720	$(26,228)	$15,482	$(47,339)
Adjusted EBITDA (in thousands)(1)	$21,509	$14,511	$37,840	$23,872
Net income (loss) margin	8.1%	(38.3)%	9.9%	(35.6)%
Adjusted EBITDA margin(1)	26.1%	21.2%	24.2%	18.0%
(1)    See section “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.
Non-GAAP Financial Measures
In this Form 10-Q, we use certain non-GAAP financial measures, including EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin. EBITDA is defined as net loss adjusted to exclude depreciation and amortization expense, interest income (expense), net and income tax provision. Adjusted EBITDA is defined as net income (loss) adjusted to exclude depreciation and amortization expense, interest income (expense), net and income tax provision, as further adjusted to exclude stock-based compensation expense, fair value adjustments on outstanding warrants, contingent liabilities, embedded derivatives and convertible debt, acquisition costs including legal costs associated with prior acquisitions, legal settlements, restructuring costs, and loss on debt extinguishment, which are items that we believe are not indicative of our core operating performance. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenue.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA margin to the most directly comparable GAAP financial performance measure, which is net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$6,720	$(26,228)	$15,482	$(47,339)
Interest (income) expense, net	(2,046)	(708)	(3,923)	447
Income tax provision	2,439	1,986	5,294	(2,323)
Amortization expense	3,907	2,658	6,620	4,802
EBITDA	11,020	(22,292)	23,473	(44,413)
Stock-based compensation expense	8,767	7,624	12,627	21,684
Fair value adjustments	—	2,229	(166)	18,764
Acquisition costs	231	514	415	1,341
Legal settlements	—	—	—	60
Restructuring costs	1,491	—	1,491	—
Loss on debt extinguishment	—	26,436	—	26,436
Adjusted EBITDA	$21,509	$14,511	$37,840	$23,872

Revenue	$82,537	$68,460	$156,210	$132,972
Net income (loss)	6,720	(26,228)	15,482	(47,339)
Net income (loss) margin	8.1%	(38.3)%	9.9%	(35.6)%
Revenue	$82,537	$68,460	$156,210	$132,972
Adjusted EBITDA	21,509	14,511	37,840	23,872
Adjusted EBITDA margin	26.1%	21.2%	24.2%	18.0%

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
Investment in Talent
As of June 30, 2026, we had 451 full-time team members. Hiring productive and diverse talent is a key driver of our success and we expect to strategically grow headcount as our business scales. We plan to further invest in research and development to extend our data and technology lead and to enhance our platform. We also expect to incur additional general and administrative expenses to support our growth as a publicly traded company. Our headcount may increase through direct hires or through acquisitions of companies or teams.
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
Revenue
Our revenue is primarily generated through usage-based fees from customers based on their level of ad spend on our platform, net of amounts paid to suppliers for the cost of advertising inventory. We expect our revenue to continue to increase as CTV adoption expands and more brands increase their PTV ad spend. Additionally, we generate revenue through QuickFrame’s ad production services provided to our customers, and generated revenue through Maximum Effort Marketing’s creative services prior to its divestiture on April 1, 2025.
Cost of Revenues
Cost of revenues consists primarily of hosting costs, data costs, third-party service fees, production costs from contracts in which we act as the principal, and personnel costs. Personnel costs included in cost of revenues include salaries, benefits, bonuses, and stock-based compensation and are primarily attributable to personnel who support our platform and who design and manage the production of video ads. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue-producing platform in cost of revenues over their estimated useful lives. Certain costs are relatively fixed in nature and do not necessarily fluctuate directly with the level of revenue in a given period. Although we expect that the long-term cost of revenues will remain relatively consistent as a percentage of revenues it may fluctuate from period-to-period as a result of the level and timing of costs to support our platform.
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
Other (Expense) Income, Net. Other (Expense) Income, Net primarily consists of non-operating gains or losses, including fair value adjustments related to outstanding warrants, embedded derivative liabilities, convertible debt and contingent liabilities, and gains or losses on debt extinguishment.
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
Results of Operations for the Three Months Ended June 30, 2026, Compared with the Three Months Ended June 30, 2025
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Revenue	$82,537	$68,460	$14,077	20.6%
Cost of revenues	16,241	15,899	342	2.2%
Gross profit	66,296	52,561	13,735	26.1%
Operating expenses:
Technology and development	16,354	10,732	5,622	52.4%
Sales and marketing	28,567	24,318	4,249	17.5%
General and administrative	13,601	13,137	464	3.5%
Amortization of acquired intangibles	657	658	(1)	(0.2)%
Total operating expenses	59,179	48,845	10,334	21.2%
Operating income	7,117	3,716	3,401	91.5%
Other income (expense):
Interest income, net	2,046	708	1,338	189.0%
Other expense, net	(4)	(28,666)	28,662	(100.0)%
Total other income (expense)	2,042	(27,958)	30,000	(107.3)%
Income (loss) before income tax provision	9,159	(24,242)	33,401	(137.8)%
Income tax provision	2,439	1,986	453	22.8%
Net income (loss)	$6,720	$(26,228)	$32,948	(125.6)%

The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended June 30,
	2026	2025
Revenue	100.0%	100.0%
Cost of revenues	19.7	23.2
Gross profit	80.3	76.8
Operating expenses:
Technology and development	19.8	15.7
Sales and marketing	34.6	35.5
General and administrative	16.5	19.2
Amortization of acquired intangibles	0.8	1.0
Total operating expenses	71.7	71.3
Operating income	8.6	5.4
Other income (expense):
Interest income, net	2.5	1.0
Other expense, net	—	(41.9)
Total other income (expense)	2.5	(40.8)
Income (loss) before income tax provision	11.1	(35.4)
Income tax provision	3.0	2.9
Net income (loss)	8.1%	(38.3)%
Revenue
Revenue increased $14.1 million, or 20.6%, to $82.5 million for the three months ended June 30, 2026, compared to $68.5 million for the three months ended June 30, 2025. The increase was due primarily to an increase of $14.2 million in revenue generated from PTV. Active PTV customers increased 24% between the periods in comparison. The increase in active PTV customers was offset by a decrease in average spend per customer as we continued to expand our overall SMB footprint, including small businesses.
Cost of Revenues
Cost of revenues increased $0.3 million, or 2.2%, to $16.2 million for the three months ended June 30, 2026, compared to $15.9 million for the three months ended June 30, 2025. The increase was primarily due to a $1.2 million increase in amortization for internal use software during the period due to disposals of obsolete software. Offsetting this increase was a decrease in platform fees of $0.6 million and a decrease in personnel costs of $0.4 million driven by a 38% decrease in headcount between the periods in comparison as a result of the strategic restructuring plan.
Technology and Development Expense
Technology and development expense increased $5.6 million, or 52.4%, to $16.4 million for the three months ended June 30, 2026, compared to $10.7 million for the three months ended June 30, 2025. The increase was primarily due to an increase in personnel costs of $4.3 million attributable to increased headcount to maintain and support further development of our platform. Technology and development headcount increased by 13% between the periods in comparison as we continued to grow our engineering team to support the growth of our product. The remaining $1.0 million increase was driven by investment in incremental tools to support the development of our platform.
Sales and Marketing Expense
Sales and marketing expense increased $4.2 million, or 17.5%, to $28.6 million for the three months ended June 30, 2026, compared to $24.3 million for the three months ended June 30, 2025. This was primarily due to an increase in stock-based compensation of $3.4 million driven by a marketing services agreement entered into during the period with a contractor, an increase in partnership commissions of $1.2 million and a $0.5 million increase in SaaS tools to support the growth of the business. These increases were partially offset by a decrease in marketing spend of $1.3 million.

General and Administrative Expense
General and administrative expense increased $0.5 million, or 3.5%, to $13.6 million for the three months ended June 30, 2026, compared to $13.1 million for the three months ended June 30, 2025. The increase was primarily driven by increases of $1.0 million in legal fees, $0.9 million in payroll and related expenses due to a 10% increase in headcount, $0.4 million in provision for bad debts, $0.2 million in professional fees and $0.2 million in insurance costs. These increases were partially offset by a $2.5 million decrease in stock-based compensation due to the full vesting of options granted in 2021.
Amortization of Acquired Intangibles
Amortization of acquired intangibles remained flat at $0.7 million for both the three months ended June 30, 2026 and June 30, 2025 as there were no changes to acquired intangibles quarter-over-quarter.
Interest Income, Net
Interest income, net increased by $1.3 million, or 189.0%, to $2.0 million for the three months ended June 30, 2026, compared to $0.7 million for the three months ended June 30, 2025 due to a higher interest bearing cash balance, which increased as a result of the IPO proceeds and increase in operating cash.
Other Expense, Net
Other expense, net primarily consists of fair value adjustments on our warrants, embedded derivatives, convertible debt and contingent liabilities, as well as a loss on the extinguishment of debt. Other expense, net decreased by $28.7 million for the three months ended June 30, 2026, from $28.7 million for the three months ended June 30, 2025. We recognized a $26.4 million loss during the three months ended June 30, 2025 on the extinguishment of the convertible notes, when they were modified on April 1, 2025. In addition, during the three months ended June 30, 2025, we recognized $4.4 million in losses due to fair value adjustments of our convertible notes carried at fair value, $5.0 million in losses due to the increase in fair value of contingent liabilities, and $0.7 million in losses due to the increase in fair value of our common stock warrants. This was offset by a $7.8 million decrease in the fair value of the Series D Warrants, which were marked to fair value immediately prior to extinguishment upon our IPO on May 23, 2025.
Income Tax Provision
Income tax provision increased by $0.5 million to $2.4 million during the three months ended June 30, 2026, compared to $2.0 million for the three months ended June 30, 2025 due to an increase in the annual effective tax rate as a result of projected taxable income, primarily driven by an increase in full-year projected pre-tax book income.

Results of Operations for the Six Months Ended June 30, 2026, Compared with the Six Months Ended June 30, 2025
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Revenue	$156,210	$132,972	$23,238	17.5%
Cost of revenues	29,894	35,734	(5,840)	(16.3)%
Gross profit	126,316	97,238	29,078	29.9%
Operating expenses:
Technology and development	30,965	20,340	10,625	52.2%
Sales and marketing	52,264	45,982	6,282	13.7%
General and administrative	25,077	33,608	(8,531)	(25.4)%
Amortization of acquired intangibles	1,315	1,316	(1)	(0.1)%
Total operating expenses	109,621	101,246	8,375	8.3%
Operating income (loss)	16,695	(4,008)	20,703	(516.5)%
Other income (expense):
Interest income (expense), net	3,923	(447)	4,370	(977.6)%
Other income (expense), net	158	(45,207)	45,365	(100.3)%
Total other income (expense)	4,081	(45,654)	49,735	(108.9)%
Income (loss) before income tax provision	20,776	(49,662)	70,438	(141.8)%
Income tax provision	5,294	(2,323)	7,617	(327.9)%
Net income (loss)	$15,482	$(47,339)	$62,821	(132.7)%
The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Six Months Ended June 30,
	2026	2025
Revenue	100.0%	100.0%
Cost of revenues	19.1	26.9
Gross profit	80.9	73.1
Operating expenses:
Technology and development	19.8	15.3
Sales and marketing	33.5	34.6
General and administrative	16.1	25.3
Amortization of acquired intangibles	0.8	1.0
Total operating expenses	70.2	76.1
Operating income (loss)	10.7	(3.0)
Other income (expense):
Interest income (expense), net	2.5	(0.3)
Other income (expense), net	0.1	(34.0)
Total other income (expense)	2.6	(34.3)
Income (loss) before income tax provision	13.3	(37.3)
Income tax provision	3.4	(1.7)
Net income (loss)	9.9%	(35.6)%
Revenue
Revenue increased $23.2 million, or 17.5%, to $156.2 million for the six months ended June 30, 2026, compared to $133.0 million for the six months ended June 30, 2025. The increase was due primarily to an increase of $29.2 million in revenue generated from PTV and $1.7 million in revenue recognized during the six months ended June 30, 2026 related to the expiration of unused creative credits associated with amended contracts in the period. Active PTV customers increased 27%

between the periods in comparison. The increase in active PTV customers was offset by a decrease in average spend per customer as we continued to expand our overall SMB footprint, including small businesses. Additionally, creative and production revenues decreased $4.2 million and $2.0 million, respectively, primarily due to the divestiture of Maximum Effort Marketing on April 1, 2025.
Cost of Revenues
Cost of revenues decreased $5.8 million, or 16.3%, to $29.9 million for the six months ended June 30, 2026, compared to $35.7 million for the six months ended June 30, 2025. The decrease was primarily due to a $3.5 million decrease in personnel costs driven by a 43% decrease in headcount between the periods in comparison due to the divestiture of Maximum Effort Marketing on April 1, 2025 as well as the strategic restructuring plan. Additionally, hosting expense decreased by $2.7 million primarily due to changes in vendors coupled with a decrease in platform fees of $1.3 million. Offsetting these decreases was a $1.9 million increase in amortization for internal use software due to increased disposals of obsolete internal use software in the current period as well as increased additions to capitalized software as we continued to improve our technology.
Technology and Development Expense
Technology and development expense increased $10.6 million, or 52.2%, to $31.0 million for the six months ended June 30, 2026, compared to $20.3 million for the six months ended June 30, 2025. The increase was primarily due to an increase in personnel costs of $8.5 million attributable to increased headcount to maintain and support further development of our platform. Technology and development headcount increased by 18% between the periods in comparison as we continued to grow our engineering team to support the growth of our product. The remaining $1.6 million increase was driven by investment in incremental tools to support the development of our platform.
Sales and Marketing Expense
Sales and marketing expense increased $6.3 million, or 13.7%, to $52.3 million for the six months ended June 30, 2026, compared to $46.0 million for the six months ended June 30, 2025. This was primarily due an increase in stock-based compensation of $3.0 million mainly driven by a marketing services agreement entered into during the period with a contractor, an increase in partnership commissions of $1.7 million, increased third party marketing spend of $1.3 million in order to drive customer and revenue growth, increased brand marketing spend of $0.8 million, and a $1.1 million increase in SaaS tools to support the growth of the business. Partially offsetting these increases was a decrease in personnel costs of $0.9 million driven by a decrease in average headcount of 2% period over period, a decline in sponsorships of $0.9 million and lower business development costs of $0.4 million.
General and Administrative Expense
General and administrative expense decreased $8.5 million, or 25.4%, to $25.1 million for the six months ended June 30, 2026, compared to $33.6 million for the six months ended June 30, 2025. The decrease was primarily driven by a $12.3 million decrease in stock-based compensation due to the full vesting of options granted in 2021 and the forgiveness of partial recourse promissory notes with executive officers that were issued to facilitate the early exercise of stock options during the six months ended June 30, 2025. Additionally, transaction costs decreased by $0.9 million due to costs incurred during the six months ended June 30, 2025 related to the divestiture of Maximum Effort Marketing. These decreases were partially offset by increases of $2.1 million in legal fees primarily related to ongoing litigation, $0.5 million in professional fees and $0.5 million in insurance costs. In addition, uncollectible accounts expense increased by $0.3 million and credit card merchant fees increased by $0.4 million.
Amortization of Acquired Intangibles
Amortization of acquired intangibles remained flat at $1.3 million for both the six months ended June 30, 2026 and June 30, 2025 as there were no changes to acquired intangibles quarter-over-quarter.
Interest Income (Expense), Net
Interest income (expense), net changed favorably by $4.4 million, or 977.6%, to interest income of $3.9 million for the six months ended June 30, 2026, compared to interest expense of $0.4 million for the six months ended June 30, 2025. The favorable change was primarily due to a decrease in interest expense on the Convertible Notes of $2.1 million which were settled on May 23, 2025, resulting in no interest expense for the six months ended June 30, 2026. Additionally, interest income increased $2.3 million due to a higher interest bearing cash balance, which increased as a result of the IPO proceeds and increase in operating cash.

Other Income (Expense), Net
Other income (expense), net primarily consists of fair value adjustments on our warrants, embedded derivatives, convertible debt and contingent liabilities, and a loss on extinguishment of debt. Other expense, net increased by $45.4 million to $0.2 million for the six months ended June 30, 2026, compared to $45.2 million for the six months ended June 30, 2025. We recognized $0.2 million in income during the six months ended June 30, 2026, due to the decrease in fair value of contingent liabilities. During the six months ended June 30, 2025, we recognized $16.6 million in losses due to fair value adjustments of our embedded derivative liabilities, $5.0 million in losses due to the increase in fair value of our contingent liabilities, $4.4 million due to losses due to the increase in fair value of our convertible notes, and $0.7 million in losses due to the increase in fair value of our common stock warrants. This was offset by a $7.9 million decrease in the fair value of the Series D Warrants, which were marked to fair value immediately prior to extinguishment upon the IPO. Additionally, we recognized a $26.4 million loss on the extinguishment of the Convertible Notes when they were modified on April 1, 2025.
Income Tax Provision
Income tax expense was $5.3 million for the six months ended June 30, 2026, compared to an income tax benefit of $2.3 million for the six months ended June 30, 2025. The change was due to the pre-tax loss generated during the six months ended June 30, 2025, which generated income tax benefit, compared to pre-tax income generated during the six months ended June 30, 2026, which generated income tax expense. The annual effective tax rate has increased in the current period as a result of projected taxable income, primarily driven by an increase in full-year projected pre-tax book income and estimated non-deductible officers’ compensation.
Liquidity and Capital Resources
Overview
Since inception, we have financed operations to date primarily through cash flow from operating activities, net proceeds received from sales of equity securities, borrowings under our Revolving Credit Facility and other indebtedness. We have historically incurred losses from operations and have an accumulated deficit of $245.6 million as of June 30, 2026. As of June 30, 2026, we had cash and cash equivalents of $237.3 million, no borrowings outstanding under our Revolving Credit Facility and up to $48.5 million of borrowing capacity available thereunder.
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
Revolving Credit Facility
On December 8, 2025, we entered into an Amended and Restated Business Financing Agreement (the “Revolving Credit Agreement”) with Western Alliance Bank. The Revolving Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Revolving Credit Facility”), pursuant to which we may initially incur up to $50.0 million aggregate principal amount of revolver borrowings and have the option to request from time to time up to an additional $30.0 million in borrowings. The Revolving Credit Facility matures on May 28, 2029. The amount of borrowing availability under the Revolving Credit Facility is based on our accounts receivable balance, reduced by reserves. As of June 30, 2026 and December 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility and up to $48.5 million of borrowings available.

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
Stock Repurchase Program
In August 2026, our board of directors authorized a stock repurchase program of up to $100.0 million shares of the Company’s Class A common stock through August 5, 2027. Repurchases may be made at management’s discretion in the open market pursuant to one or more trading plans adopted in accordance with Rule 10b5-1 and in compliance with Rule 10b-18. The timing and amount will depend on market conditions, price and liquidity, applicable legal requirements, available capital, and other considerations. The stock repurchase program does not obligate us to repurchase any minimum number or dollar amount of Class A common stock and may be modified, suspended, or discontinued at any time.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Net cash provided by operating activities	$34,026	$17,587
Net cash used in investing activities	(6,991)	(15,796)
Net cash provided by financing activities	86	90,805
Net increase in cash and cash equivalents	$27,121	$92,596
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
Net cash provided by operating activities was $34.0 million for the six months ended June 30, 2026, as compared to $17.6 million for the six months ended June 30, 2025. The increase in cash provided of $16.4 million was primarily due to a $20.7 million increase in operating income partially offset by a decrease in stock-based compensation of $9.1 million.
Investing Activities
Net cash used in investing activities consisted of investments in capitalized internal use software costs to develop our technology platform and other investment activities. As our business grows, we expect our investments in our platform development to increase as needed to support our platform.
Net cash used in investing activities was $7.0 million for the six months ended June 30, 2026, as compared to $15.8 million for the six months ended June 30, 2025. The decrease in cash used was due to the issuance of $9.6 million in notes receivable during the six months ended June 20, 2025, partially offset by an $0.8 million increase in costs capitalized for internal use software during the six months ended June 30, 2026.

Financing Activities
During the six months ended June 30, 2026 and 2025, net cash provided by financing activities consisted of activity related to stock-based compensation plans and proceeds from the IPO, offset by payments of IPO costs, settlement of convertible debt and the repurchase of common stock.
Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2026 compared to $90.8 million for the six months ended June 30, 2025. The decrease of $90.7 million was primarily due to $125.3 million of proceeds from the IPO, partially offset by $24.0 million of payments on the settlement of the Convertible Notes and $10.0 million for the repurchase of Class A common stock for the settlement of the Convertible Notes and $2.1 million of payments on initial public offering costs during the six months ended June 30, 2025.
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
The determination as to whether revenue should be reported gross of amounts billed to customers (gross basis) or net of payments to suppliers (net basis) requires significant judgment and is based on our assessment of whether we are acting as the principal or an agent in the transaction. We have determined that we do not act as the principal in the purchase and sale of digital advertising inventory because we do not control the advertising inventory and we do not set the price which is the result of an auction within the marketplace. Based on these and other factors, we report revenue from the sale of advertising inventory on our platform on a net basis, which represents gross billings net of amounts we pay suppliers for the cost of advertising inventory and net of consideration we pay to certain advertising agencies that meet the definition of customers under ASC 606. For our ad production activities where we have control over the specified good, are primarily responsible for the performance of third-party services, can redirect those services to fulfill other contracts, carry inventory risk, and set the price of services used in the production activities, we report revenue from those transactions on a gross basis. For the ad production activities where we facilitate and therefore do not have complete control over the specified goods, are not primarily responsible for the performance of third-party services, cannot redirect those services to fulfill other contracts, do not carry inventory risk, and do not set the price of third-party services used in the production activities, we report revenue from those transactions on a net basis.
Our accounts receivable are recorded at the amount of gross billings to customers, net of allowance, for the amounts we are responsible to collect, and our accounts payable are recorded at the amounts payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Recently Issued Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 “Business and Basis of Presentation” to our condensed consolidated financial statements included in this Form 10-Q.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of such claims or proceedings, regardless of merit, is inherently uncertain. For a description of our legal proceedings, refer to “Note 9, Commitments and Contingencies” of the condensed consolidated financial statements included elsewhere in this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Form 10-Q, including our condensed consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q and including our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report, before making an investment decision related to our Class A common stock. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose some or all of your original investment.
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
While no customer accounted for more than 10% of our revenue for the year ended December 31, 2025 and the six months ended June 30, 2026, our top ten customers collectively accounted for approximately 17% and 20%, respectively, of our revenue for the same periods. We expect to continue to generate a significant portion of our revenue from these customers for the foreseeable future. At present, almost all of our customers are not subject to committed contracts with us. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. If any of our significant customers were to reduce or cease their usage of our platform, it may have an outsized effect on our revenue, thereby adversely affecting our business, results of operation, and financial condition.
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
The growth in our business may place demands on our infrastructure and our operational, managerial, administrative, and financial resources. Our success will depend on the ability of our management to manage growth effectively. Among other things, this will require us at various times to:
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
Additionally, within our broader expansion plans, we may from time to time reduce our headcount based on operational objectives; for example, in April 2026, we approved a strategic restructuring plan designed to improve operational efficiencies and better position the Company for long-term sustainability and success, which included a reduction of the Company’s workforce. Efficiency initiatives, workforce reductions and changes to our workplace model may affect our ability to attract and retain qualified personnel, result in loss of institutional knowledge and expertise, cause attrition beyond our intended reduction in force or negatively impact team members’ morale. Internal restructurings may also divert management attention from our business and may negatively impact our culture.
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
We serve many customers, but certain large customers have accounted for and will continue to account for a disproportionate share of business transacted through our platform. See the risk factor titled “A limited number of customers account for a significant portion of our revenue.” If a customer or group of customers representing a significant portion of the demand in our marketplace, or a seller or group of sellers representing a significant portion of the inventory in our marketplace decides to materially reduce use of our platform, it could cause an immediate and significant decline in our revenue and profitability and harm to our business. In addition, loss of substantial inventory or demand could degrade our marketplace. Loss of important unique inventory could reduce fees from demand that cannot be shifted to other sellers of advertising inventory and make it harder to differentiate ourselves from our competitors. The number of large customers and sellers of advertising inventory in the market is finite, and it could be difficult for us to replace the losses from any customers or sellers of advertising inventory whose relationships with us diminish or terminate. Additionally, if we overestimate future usage, we may incur additional expenses in adding infrastructure without a commensurate increase in revenue, which would harm our profitability and other results of operations.
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
Consumers can, with increasing ease, implement technologies that limit the ability by us and other companies to collect and use data to deliver ads, or otherwise limit the effectiveness of our platform. For example, cookies can be deleted or blocked by Internet users who do not want information to be collected about them through cookies. The most commonly used Internet browsers—Chrome, Firefox, Edge and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers and Internet users can delete cookies from their computers at any time. In addition, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and may continue to become increasingly restrictive over time. Apple’s related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Firefox also blocks third-party cookies by default, and other browsers may block or limit third-party cookies in the future. Mobile devices allow users to opt-out of the use of mobile device IDs for targeted advertising, and some phone manufacturers, such as Apple, have implemented and may continue to implement changes, which may reduce the value of ad impressions on its iOS mobile application platform. For example, Apple uses an App Tracking Transparency framework that provides users of Apple products more control over the way their data is tracked in mobile applications and limits the ability of mobile applications to request an iOS device’s advertising identifier. Additionally, many applications and other devices allow audiences to avoid receiving ads by paying for subscriptions or other downloads.
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
We utilize IT Systems, applications and websites that allow for the storage and transmission of personal information about our customers, audiences, employees and other third parties, as well as proprietary and confidential business information. As such, we have been, and we and certain of our third-party providers may in the future be a target for cyberattacks and other cybersecurity incidents, and face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our and our third party providers’ IT Systems. In addition, measures we, our customers or third parties that host our data may implement, and the underlying IT Systems have been and may in the future be vulnerable to attacks. Such attacks can take a variety of forms, including, but not limited to, denial of service attacks, infrastructure attacks, botnets, malicious file attacks, cross-site scripting, credential abuse, ransomware attacks, bugs, viruses, worms, malicious software programs, data breaches, and other cybersecurity incidents. We have been subject to a cyber attack. Further, techniques are constantly evolving and becoming increasingly diverse and sophisticated and are often unrecognizable until launched against a target. Techniques involve, for example, denial-of-service attacks or other maneuvers that have the effect of disabling, degrading or disrupting the availability of services on our platform, which could seriously harm our reputation and business. As such, we cannot ensure that we will be able to anticipate, investigate, remediate, or recover from attacks or incidents, or to avoid material impacts to our IT Systems. Other types of attacks could harm us even if our platform operations are left undisturbed. For example, attacks may be designed to deceive team members into releasing control of their systems to a hacker, while others have introduced computer viruses or malware into our systems with a view to stealing confidential, proprietary or personal information. Additionally, we and our third-party providers may experience increased threats due to workforces operating remotely, including in light of our fully remote work environment. We are also vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations of our platform. Any cyberattack or cybersecurity incident can give rise to a variety of losses and costs, including legal exposure, and regulatory fines, damages to reputation, amongst others.
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
We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, creativity, and teamwork across our business, helping to drive our success. We intend to expand our overall headcount and operations both domestically and internationally over time, with no assurance that we will be able to do so while effectively maintaining our corporate culture. The difficulty of maintaining our culture is compounded by our entirely remote work environment, as any expansion is done without the inherent team-building features of a communal office atmosphere.
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
In addition, as a public company we will be required to document and test our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and annually thereafter, which will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as provided under the SEC’s rules and regulations. At such time, our independent registered public accounting firm could issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting are documented, designed, or operating.
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
In the United States, the regulatory framework for AI Technologies faces significant uncertainty. At the federal level, Congress has yet to enact meaningful AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power. In the absence of federal AI legislation states have filled the void by enacting laws regulating different aspects of AI Technologies. For example, California has enacted laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics. In addition, Utah’s Artificial Intelligence Policy Act establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interaction, and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox.
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
Our Class A common stock has one vote per share and our Class B common stock has 10 votes per share. As of June 30, 2026, the holders of our outstanding Class B common stock held 68% of the voting power of our outstanding capital stock, which voting power may increase over time as Mr. Douglas exercises his options that are exercisable for shares of our Class B common stock. If all such outstanding options held by Mr. Douglas had been exercised for shares of our Class B common stock as of June 30, 2026, the shares held by Mr. Douglas would represent 40% of the voting power of our outstanding capital stock. As a result, Mr. Douglas and our principal stockholders will be able to exert significant influence over us and, if acting together, will be able to control matters requiring stockholder approval, including the election of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation (as currently in effect, the “Certificate of Incorporation”) and our Amended and Restated Bylaws (as currently in effect, the “Bylaws”) and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.
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
Future sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of June 30, 2026, we had an aggregate of 61,298,300 shares of our Class A common stock outstanding, of which 5,257,914 was held by affiliates.
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
As of June 30, 2026, we had 10,050,020 shares of our Class A common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $11.72 per share, 6,004,142 of which were vested as of such date, and additional shares of our common stock reserved for future issuance under our 2025 Incentive Award Plan. As of June 30, 2026, we had 11,810,410 shares of our Class B common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $3.79 per share, 4,724,164 of which were vested as of such date. As of June 30, 2026, we had 3,955,700 shares of restricted stock that are legally issued and outstanding and votable, but are not reflected as outstanding shares on the consolidated balance sheets. Any additional shares of our Class A common stock and our Class B common stock that we issue, including under our equity incentive plans that we may adopt in the future would dilute the percentage ownership and voting power held by the investors who purchase Class A common stock.
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
For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies.” These provisions currently include, among other exemptions, that:
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
We may take advantage of these exemptions until the last day of our fiscal year following the fifth anniversary of the closing of our initial public offering or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company if (i) we have $1.235 billion or more in annual revenue in any fiscal year, (ii) if we qualify as a “large accelerated filer” as defined in the rules under the Exchange Act, which will occur if, as of fiscal year end, the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the end of our most recently completed second fiscal quarter, or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period. We have elected to take advantage of certain of the reduced reporting and other obligations described above and intend to take advantage of reduced reporting requirements in the future for so long as we are able to do so. The JOBS Act also permits an emerging growth company like us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we (x) are no longer an emerging growth company, or (y) affirmatively and irrevocably opt-out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and the reported results of operations contained therein may not be directly comparable to those of other public companies.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)    None.
(c)    During the three months ended June 30, 2026, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

MNTN, INC.

Date: August 10, 2026	By:	/s/ Mark Douglas
Mark Douglas
Chairman of the Board and Chief Executive Officer
(principal executive officer and authorized signatory)

Date: August 10, 2026	By:	/s/ Patrick A. Pohlen
Patrick A. Pohlen
Chief Financial Officer
(principal financial officer and principal accounting officer and authorized signatory)