Form 10-Q
period 2026-09-30
MNTN, Inc.
filed 2026-11-10
CIK 1891027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, the registrant had 62,879,081 shares of Class A common stock outstanding and 12,910,630 shares of Class B common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements and Summary Risk Factors
This Quarterly Report on Form 10-Q (which we refer to as this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Form 10-Q should be considered forward-looking statements, including, but not limited to, statements regarding our future results of operations and financial position, assumptions, prospects, business strategy, and plans and objectives of management for future operations, including among others, statements regarding product and technology development, future capital expenditures and other investments, share repurchases, debt service obligations, anticipated regulatory developments, industry and market trends, competitive pressures, consumer preferences, customer acquisition and retention trends, and general macroeconomic trends are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MNTN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$252,322	$210,160
Accounts receivable, net of allowance for expected credit losses of $1,588 and $1,593 at September 30, 2026 and December 31, 2025, respectively	54,014	61,837
Prepaid expenses and other current assets	11,859	14,476
Total current assets	318,195	286,473
Internal use software, net	20,078	17,804
Intangible assets, net	10,749	12,722
Goodwill	51,903	51,903
Deferred tax assets, net	4,855	9,400
Total assets	$405,780	$378,302
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$37,029	$59,543
Accrued payroll and related liabilities	3,529	3,352
Other current liabilities	4,239	5,626
Total current liabilities	44,797	68,521
Other liabilities, non-current	4,580	4,045
Total liabilities	49,377	72,566
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, $0.0001 par value: 400,000,000 shares authorized, 62,871,035 and 55,825,847 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively; Class B common stock, $0.0001 par value: 100,000,000 shares authorized, 12,910,630 and 18,037,345 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	8	7
Additional paid-in capital	604,564	577,043
Treasury stock	(10,025)	(10,025)
Notes receivable from employees	(187)	(181)
Accumulated deficit	(237,957)	(261,108)
Total stockholders’ equity	356,403	305,736
Total liabilities and stockholders’ equity	$405,780	$378,302
The accompanying notes are an integral part of these condensed consolidated financial statements.

MNTN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$80,251	$70,023	$236,461	$202,995
Cost of revenues	16,997	14,789	46,891	50,523
Gross profit	63,254	55,234	189,570	152,472
Operating expenses:
Technology and development	17,460	13,714	48,425	34,054
Sales and marketing	23,818	21,353	76,082	67,335
General and administrative	12,583	11,980	37,660	45,588
Amortization of acquired intangibles	658	657	1,973	1,973
Total operating expenses	54,519	47,704	164,140	148,950
Operating income	8,735	7,530	25,430	3,522
Other income (expense):
Interest income, net	2,643	1,991	6,566	1,544
Other (expense) income, net	—	(1,139)	158	(46,346)
Total other income (expense)	2,643	852	6,724	(44,802)
Income (loss) before income tax provision	11,378	8,382	32,154	(41,280)
Income tax provision	3,709	1,946	9,003	(377)
Net income (loss)	$7,669	$6,436	$23,151	$(40,903)
Earnings (loss) per share:
Basic	$0.10	$0.09	$0.31	$(0.95)
Diluted	$0.10	$0.08	$0.29	$(0.95)
Weighted average shares outstanding:
Basic	74,774,900	73,687,528	74,199,937	43,173,757
Diluted	80,070,505	80,737,188	79,210,576	43,173,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

MNTN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-In Capital	Treasury Stock	Notes Receivable from Employees	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	41,994,022	$168,888	14,247,476	$1	$147,255	$—	$(173)	$(254,682)	$(107,599)
Issuance of common stock upon exercise of options	—	—	299,640	—	744	—	—	—	744
Stock-based compensation	—	—	—	—	14,060	—	—	—	14,060
Release of shares due to loan forgiveness	—	—	1,894,054	1	—	—	—	—	1
Interest accrued on notes receivable from employees	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	(21,111)	(21,111)
Balance at March 31, 2025	41,994,022	$168,888	16,441,170	$2	$162,059	$—	$(175)	$(275,793)	$(113,907)
Conversion of redeemable convertible preferred stock to Class A common stock in connection with initial public offering	(41,994,022)	(168,888)	41,994,022	4	168,884	—	—	—	168,888
Issuance of Class A common stock in connection with initial public offering, net of underwriting discounts, commissions, and other offering costs	—	—	8,400,000	1	114,771	—	—	—	114,772
Conversion of convertible debt to Class A common stock upon initial public offering	—	—	6,056,425	—	96,902	—	—	—	96,902
Repurchase of Class A common stock due to convertible debt put option election upon initial public offering	—	—	(626,588)	—	—	(10,025)	—	—	(10,025)
Issuance of common stock upon exercise of options	—	—	305,833	—	895	—	—	—	895
Stock-based compensation	—	—	—	—	7,624	—	—	—	7,624
Interest accrued on notes receivable from employees	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	(26,228)	(26,228)
Balance at June 30, 2025	—	$—	72,570,862	$7	$551,135	$(10,025)	$(177)	$(302,021)	$238,919
Issuance of common stock upon exercise of options	—	—	108,594	—	950	—	—	—	950
Issuance of common stock upon vesting of restricted stock units	—	—	1,264	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,558	—	—	—	5,558
Interest accrued on notes receivable from employees	—	—	—	—	—	—	(2)	—	(2)
Issuance of common stock upon exercise of warrants	—	—	534,196	—	14,872	—	—	—	14,872
Net income	—	—	—	—	—	—	—	6,436	6,436
Balance at September 30, 2025	—	$—	73,214,916	$7	$572,515	$(10,025)	$(179)	$(295,585)	$266,733

Balance at December 31, 2025	—	$—	73,863,192	$7	$577,043	$(10,025)	$(181)	$(261,108)	$305,736
Issuance of common stock upon exercise of options	—	—	54,324	—	71	—	—	—	71
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	—	—	1,906	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	—	—	4,065	—	—	—	4,065
Interest accrued on notes receivable from employees	—	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—		8,762	8,762
Balance at March 31, 2026	—	$—	73,919,422	$7	$581,174	$(10,025)	$(183)	$(252,346)	$318,627
Issuance of common stock upon exercise of options	—	—	9,225	—	20	—	—	—	20
Issuance of common stock upon vesting of restricted stock units	—	—	280,283	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,964	—	—	—	8,964
Interest accrued on notes receivable from employees	—	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	—	6,720	6,720
Balance at June 30, 2026	—	$—	74,208,930	$7	$590,158	$(10,025)	$(185)	$(245,626)	$334,329
Issuance of common stock upon exercise of options	—	—	59,635	—	107	—	—	—	107
Issuance of common stock upon vesting of restricted stock units	—	—	240,391	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	140,516	—	1,227	—	—	—	1,227
Stock-based compensation	—	—	—	—	6,508	—	—	—	6,508
Release of restricted stock upon repayment of partial recourse promissory note	—	—	1,132,193	1	6,564	—	—	—	6,565
Interest accrued on notes receivable from employees	—	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	—	7,669	7,669
Balance at September 30, 2026	—	$—	75,781,665	$8	$604,564	$(10,025)	$(187)	$(237,957)	$356,403
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

MNTN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$23,151	$(40,903)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	18,933	27,242
Change in value of embedded derivative	—	16,574
Change in value of warrant liabilities	—	(3,986)
Change in value of contingent liabilities	(166)	2,919
Change in value of convertible debt, excluding interest	—	4,395
Amortization expense	9,658	7,282
Loss on extinguishment of convertible debt	—	26,436
Accretion of warrant discount on convertible debt	—	949
Interest accrued on convertible debt and short-term note payable	—	1,092
Provision for bad debts	1,536	1,226
Release of indemnification related to QuickFrame Holdback	—	(579)
Interest income from notes receivable	(170)	(146)
Provision for deferred income taxes	4,544	—
Change in operating assets and liabilities:
Accounts receivable	6,287	6,756
Prepaid expenses and other assets	2,781	(4,266)
Accounts payable and accrued expenses	(22,514)	(9,242)
Accrued payroll and related liabilities	177	(448)
Other liabilities	(686)	(8,381)
Net cash provided by operating activities	43,531	26,920
Cash flows from investing activities:
Issuance of short term notes receivable	—	(9,611)
Capitalized internal use software costs	(9,354)	(9,202)
Net cash used in investing activities	(9,354)	(18,813)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	—	125,328
Payments of initial public offering costs	—	(5,389)
Payments on settlement of convertible debt	—	(24,000)
Proceeds from exercises of stock options	198	2,589
Proceeds from issuance of common stock under employee stock purchase plan	1,227	—
Proceeds from repayment of partial recourse promissory note	6,565	—
Employee taxes paid under stock-based compensation plans	(5)	—
Payments to repurchase common stock	—	(10,025)
Net cash provided by financing activities	7,985	88,503
Net increase in cash and cash equivalents	42,162	96,610
Cash and cash equivalents, beginning of period	210,160	82,562
Cash and cash equivalents, end of period	$252,322	$179,172
Supplemental cash flow information:
Cash paid for income taxes	$1,822	$3,319
Cash paid for interest	—	3,143
Stock-based compensation included in capitalized internal use software costs	604	—
Conversion of redeemable convertible preferred stock to Class A common stock upon initial public offering	—	168,888
Conversion of convertible debt into Class A common stock upon initial public offering	—	96,902
Cashless exercise of common stock warrants	—	14,872
Reclassification of deferred offering costs to additional paid-in capital in connection with initial public offering	—	4,830
Deferred offering costs not yet paid	—	338
Conversion of common stock to Class A and Class B common stock upon initial public offering	—	2

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

Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The Company has adopted ASU 2025-05 for these condensed consolidated financial statements for the three and nine months ended September 30, 2026 on a prospective basis. The adoption had no material impact on the Company’s condensed consolidated financial statements and notes.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements and related notes thereto included for the year ended December 31, 2025, which can be found in the 2025 Annual Report. Other than the following, there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.
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

2. Net Income (Loss) Per Share
Net income (loss) per share (“EPS”) consists of the following (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$7,669	$6,436	$23,151	$(40,903)
Numerator for basic and dilutive EPS	$7,669	$6,436	$23,151	$(40,903)

Denominator
Denominator for basic EPS – weighted average shares(1)	74,774,900	73,687,528	74,199,937	43,173,757
Effect of dilutive securities:
Stock options and restricted stock units	5,295,605	6,950,958	5,010,639	—
Warrants	—	98,702	—	—
Denominator for diluted EPS – adjusted weighted average shares and assumed conversions	80,070,505	80,737,188	79,210,576	43,173,757
Basic EPS	$0.10	$0.09	$0.31	$(0.95)
Diluted EPS	$0.10	$0.08	$0.29	$(0.95)

Anti-Dilutive Securities excluded from the calculation of EPS
Stock options and restricted stock units	5,268,004	803,079	7,108,367	7,154,276
Warrants	—	—	—	387,934
Total potentially dilutive shares	5,268,004	803,079	7,108,367	7,542,210
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

The Company’s financial liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Level 3
Contingent liabilities	$-	$166
A summary of the changes in fair value of the Company’s Level 3 financial instruments for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

Contingent Liabilities
Balance at December 31, 2025	$166
Change in fair value included in other (expense) income, net	(166)
Balance at September 30, 2026	$—

	Series D Warrants	Common Stock Warrants	Embedded Derivative Liabilities	Contingent Liabilities	Convertible Debt	Total
Balance at December 31, 2024	$7,882	$10,976	$24,931	$—	$—	$43,789
Additions	—	—	—	—	119,257	119,257
Extinguishments	—	—	(41,505)	—	(124,047)	(165,552)
Change in fair value included in other (expense) income, net	(7,882)	711	16,574	2,919	4,395	16,717
Change in fair value included in interest income (expense), net	—	—	—	—	395	395
Transfers out of Level 3	—	(11,687)	—	—	—	(11,687)
Balance at September 30, 2025	$—	$—	$—	$2,919	$—	$2,919
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
The range of assumptions used to calculate the fair value of the Series D Warrants, embedded derivative liabilities, contingent liabilities and convertible debt during the nine months ended September 30, 2025 were as follows:

	Series D Warrants	Embedded Derivative Liability	Contingent Liabilities	Convertible Debt
Interest rate	-	6.0%	-	6.0%
Risk-free rate	4.2%	3.9% - 4.3%	3.6% - 3.7%	3.9% - 4.3%
Discount rate	-	40.0%	-	40.0%
Probability weight	10.0%	1.3% - 75.0%	-	1.3% - 75.0%
Expected volatility	65.0%	65.0%	61.0% - 70.0%	65.0%
Expected term (years)	0.8	0.3 - 2.0	1.5 - 1.8	0.3 - 2.0
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Prepaid expenses and events	$5,579	$4,559
Notes receivable	5,482	5,318
Creative production advances	383	666
Income tax overpayment	200	200
Vendor credit	—	3,500
Other	215	233
Total	$11,859	$14,476
Notes Receivable - AMT Notes
In April 2025, the Company issued full recourse promissory notes and pledge agreements with four employees to facilitate alternative minimum tax liability payments for a total of $4.6 million (the “AMT Notes”). The AMT Notes accrue interest at a rate of 4.46% per annum. On December 29, 2025, the notes were amended to extend the maturity date, becoming due and payable, together with interest accrued and unpaid, on the earliest to occur of (i) November 10, 2026 and (ii) the date immediately prior to the day that the existence of the note would otherwise violate the Sarbanes-Oxley Act of 2002. The AMT Notes are collateralized by shares of the Company’s Class A common stock held by the employees. As of September 30, 2026, $4.9 million of principal and accrued interest is outstanding.
Vendor Credit
During the year ended December 31, 2025, the Company received a credit memo for 2025 purchases. As the credit can be applied against 2026 purchases from this vendor, the Company has offset this credit against balances owed to the vendor within accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2026.

5. Intangible Assets
Internal use software
Internal use software, net consists of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Internal use software	$45,331	$38,689
Less: Accumulated amortization	(25,253)	(20,885)
Internal use software, net	$20,078	$17,804
Amortization expense for internal use software, which was recorded in cost of revenues in the condensed consolidated statements of operations, was $2.4 million and $7.7 million for the three and nine months ended September 30, 2026, respectively. Amortization expense for internal use software was $1.8 million and $5.2 million for the three and nine months ended September 30, 2025, respectively. The carrying value of internal use software that was disposed of due to obsolescence during the nine months ended September 30, 2026 and 2025 was $1.7 million and $0.7 million, respectively.
Intangible assets, net
Intangible assets consist primarily of acquired intangible assets assumed in prior acquisitions, and were as follows (in thousands):

	As of
	September 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Customer relationships	$9,400	$(4,465)	$9,400	$(3,760)
Content creator network	20,300	(20,300)	20,300	(20,300)
Trademarks and trade name	8,500	(4,038)	8,500	(3,400)
Developed technology	4,200	(3,990)	4,200	(3,360)
	42,400	(32,793)	42,400	(30,820)

Intangible assets not subject to amortization
Domain names	1,142	—	1,142	—
	$43,542	$(32,793)	$43,542	$(30,820)
Intangible assets subject to amortization are amortized using a straight-line method over the estimated useful life. The Company recorded $0.7 million and $2.0 million of amortization associated with acquired intangibles for the three and nine months ended September 30, 2026, respectively. The Company recorded $0.7 million and $2.0 million of amortization associated with acquired intangibles for the three and nine months ended September 30, 2025, respectively.
6. Debt
Revolving credit facility
On August 7, 2026, the Company amended an existing Amended and Restated Business Financing Agreement (as amended from time to time, the “2025 Amended and Restated Financing Agreement”) with Western Alliance Bank, which provides for a revolving credit line (“Revolving Credit Facility”). The Revolving Credit Facility provides for up to $50.0 million in aggregate principal amount of revolver borrowings with the option to request from time to time up to an additional $30.0 million in borrowings. The Revolving Credit Facility matures on May 28, 2029. Borrowings under the Revolving Credit Facility bear interest at a floating per annum rate equal to the Secured Overnight Financing Rate plus 3.00%, with a floor of 1.00%. The 2025 Amended and Restated Financing Agreement provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, and default on certain agreements related to indebtedness. Upon the occurrence of a continuing event of default and at the option of the bank (as defined in the 2025 Amended and Restated Financing Agreement), all of the amounts outstanding under the 2025 Amended and Restated Financing Agreement may be declared to be immediately due and payable and any amount outstanding will bear interest at 3.00% above the interest rate otherwise applicable. The availability under the

2025 Amended and Restated Financing Agreement for which the Company may request an advance against is the lower of the $50.0 million maximum or the calculated borrowing base of 85% of eligible receivables as defined in the 2025 Amended and Restated Financing Agreement, less any outstanding borrowings.
Outstanding borrowings against the Revolving Credit Facility were $0 as of September 30, 2026 and December 31, 2025. The Company had up to $44.9 million available under its financing agreement as of September 30, 2026.
Under the 2025 Amended and Restated Financing Agreement, the Company must maintain compliance with an Adjusted Quick Ratio (defined as unrestricted cash maintained with the lender plus eligible receivables divided by the sum of outstanding loans plus accounts payable aged over 60 days from the invoice date) covenant of at least 1.35 to 1.00 if the unrestricted cash balance with the lender is less than $35.0 million and there are outstanding borrowings. Such covenant will be tested as of the last day of the most recently completed fiscal period for which financial statements have been delivered and for each fiscal period thereafter until the unrestricted cash balance is above $35.0 million and there are outstanding borrowings. The Company is also required to maintain $75.0 million of depository and operating accounts with Western Alliance Bank, subject to certain exceptions. The Company was in compliance with all covenants as of September 30, 2026.
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
Immediately prior to the settlement, the Convertible Notes were marked to fair value of $124.0 million with the change in fair value recorded within other expense, net. Additionally, the Series D Warrants terminated immediately prior to the closing of the IPO and were marked to fair value of $0 with the change in fair value recorded within other expense, net. As of September 30, 2025, the Convertible Notes had no outstanding balance as all principal and accrued interest was fully settled in connection with the Company’s IPO.
The Company recognized $0 and $2.0 million in effective interest for the three and nine months ended September 30, 2025, respectively, using an annual effective interest rate of 19.90%. The effective interest was inclusive of $0 and $1.1 million of stated interest for the three and nine months ended September 30, 2025, respectively, and accretion of the debt discount of $0 and $0.9 million for the three and nine months ended September 30, 2025, respectively.
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
8. Other Liabilities
Other current liabilities
Other current liabilities were as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Deferred revenue	$2,161	$5,486
Income taxes payable	2,035	101
Other	43	39
Total other current liabilities	$4,239	$5,626

Deferred revenue primarily relates to customer creative credits earned to be utilized in future periods and creative production services in progress. Total deferred revenue as of December 31, 2025, was $5.5 million, of which $5.0 million was recognized as revenue during the nine months ended September 30, 2026. Total deferred revenue as of September 30, 2026, was $2.2 million, which is expected to be recognized over the next 12 months.
Other liabilities, non-current
Other liabilities, non-current were as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Income taxes payable	$4,580	$3,879
Contingent liability	—	166
Total other non-current liabilities	$4,580	$4,045
Contingent liability
In connection with the Maximum Effort Marketing acquisition on August 25, 2021, the Company issued contingent consideration worth up to 1,574,721 shares (“Earnout Shares”), based upon achievement of certain market conditions, which was initially valued at $1.6 million at the date of acquisition. The contingent liability is carried at fair value with decreases or increases in fair value at each reporting date recorded as other (expense) income, net in the condensed consolidated statements of operations. In connection with the closing of the Maximum Effort Marketing Transaction on April 1, 2025, the market conditions associated with the Earnout Shares were subsequently amended and the earnout period was extended through March 31, 2027. The balance of the contingent liability included in other liabilities on the condensed consolidated balance sheets was $0 as of September 30, 2026 and $0.2 million as of December 31, 2025.
9. Commitments and Contingencies
Legal Proceedings
The Company may from time to time be party to legal or regulatory proceedings, lawsuits and other claims incident to its business activities and to its status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of its business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2026. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably. Based on the Company’s knowledge as of September 30, 2026, the Company believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon its condensed consolidated financial statements.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of September 30, 2026 and December 31, 2025, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.
Sales Taxes Contingency
The Company conducts operations in many tax jurisdictions. While the Company is not currently under audit in any jurisdiction for non-income-based taxes, there is reasonable possibility that sales tax could be assessed on the Company’s operations in certain jurisdictions. As of September 30, 2026, the Company has recorded a $0.7 million sales tax contingency accrual within accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets. This accrual reflects management’s estimate of losses that are probable and reasonably estimable. Management’s estimates consider the nature and location of the Company’s activities, potentially taxable revenue, and applicable tax laws and regulations. The Company evaluates these estimates as additional information becomes available and records adjustments as appropriate. The ultimate resolution of these matters could differ from the amounts accrued. As of September 30, 2026, the Company estimates that reasonably possible additional losses in excess of the amounts accrued are not material.
Contractual Commitments
During the nine months ended September 30, 2026, the Company amended an existing cloud-based hosting service contract with a third party provider. As of September 30, 2026, the Company has a remaining non-cancellable purchase commitment of $52.6 million, of which $23.0 million is payable within 12 months with the remainder payable thereafter, for services to be received through September 30, 2028.
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
The outstanding Class A common stock reflected in these financial statements as of September 30, 2026 excludes 1,387,161 shares issued via execution of partial recourse promissory notes and 1,574,721 shares issued as Earnout Shares. Since the Earnout Shares are subject to unsatisfied conditions or contingencies, they have been excluded from outstanding common stock and the denominator used to calculate basic earnings per share for as long as the conditions remain unsatisfied. See Note 11, Stock-Based Compensation, for details of the partial recourse promissory notes.
During the nine months ended September 30, 2026, 5,126,715 shares of Class B common stock were converted into Class A common stock.
As of September 30, 2026, there were no shares of preferred stock issued or outstanding. The Company’s Board of Directors is authorized to determine the rights of each offering of stock including, among other terms, dividend rights, voting rights, conversion rights, redemption prices and liquidation preferences, if any, subject to the limitations of applicable laws, regulations, and the Company’s charter.
Stock Repurchase Program
During the nine months ended September 30, 2026, the Company’s board of directors authorized a stock repurchase program of up to $100.0 million shares of the Company’s Class A common stock through August 5, 2027. Repurchases may be made at the Company’s discretion in the open market pursuant to one or more trading plans adopted in accordance with Rule 10b5-1 and in compliance with Rule 10b-18. The timing and amount will depend on market conditions, price and liquidity, applicable legal requirements, available capital, and other considerations. The stock repurchase program does not obligate the Company to repurchase any minimum number or dollar amount of Class A common stock and may be modified, suspended, or discontinued at any time. As of September 30, 2026, there is $100.0 million remaining under this program.

11. Stock-Based Compensation
Stock-Based Award Plans
As of September 30, 2026, 11,366,563 shares of the Company’s Class A common stock were available for future issuance under the 2025 Incentive Award Plan.
Stock-Based Compensation Expense
Total stock-based compensation costs recognized in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$49	$140	$101	$470
Technology and development	1,043	1,090	3,291	2,739
Sales and marketing	2,824	819	7,642	2,683
General and administrative	2,390	3,509	7,899	21,350
Total stock-based compensation	$6,306	$5,558	$18,933	$27,242
In addition, $0.2 million and $0.6 million of stock-based compensation costs were capitalized as internal use software during the three and nine months ended September 30, 2026, respectively.
Stock Options Granted
For the nine months ended September 30, 2026, the Company has granted options to employees to purchase an aggregate 2,537,500 shares of the Company’s Class A common stock. The options have a weighted average exercise price of $10.17 per share, and generally vest over four years subject to continued service requirements.
During the nine months ended September 30, 2026, the Company granted options to a contractor to purchase an aggregate 182,150 shares of the Company’s Class A common stock. The options have an exercise price of $10.00, vested immediately and have a term of up to 10 years.
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
The range of assumptions that were used to calculate the grant date fair value of the Company’s stock option grants for the nine months ended September 30, 2026 were as follows:

Expected dividend yield	0%
Expected stock price volatility	65.3% - 69.6%
Risk-free interest rate	3.7% - 5.1%
Expected term (years)	6.0 – 6.1

Performance Stock Options Granted
During the nine months ended September 30, 2026, the Company granted performance-based stock options to purchase an aggregate of 200,000 shares of the Company’s stock at an exercise price of $9.22. The options vest in two different tranches upon the Company achieving certain internal performance metrics during the period of July 1, 2026, through December 27, 2027. If the threshold performance target is achieved, earned portions of the options vest over the 30 months following the date of achievement, and the options have a 10 year term. Compensation expense for performance-based stock options is recognized over the requisite service period based on an assessment of the performance metrics are probable of being achieved during the performance period.
Restricted Stock Units
During the nine months ended September 30, 2026, the Company granted 174,351 restricted stock units (“RSU”) to its non-employee board members. RSU’s granted to new board members vest quarterly over three years subject to continued service on the Board. Annual retainer RSU awards vest on the earlier of the first anniversary of the date of grant or the date of the next annual stockholders meeting, subject to continued service on the Board.
In connection with a marketing services agreement entered into during the quarter ended June 30, 2026 with a contractor, the Company will grant four quarterly RSU grants of $2.5 million each. The RSU’s are valued based on the 10-day volume-weighted average price of the Company’s Class A common stock leading up to the end of the applicable quarter and the RSU’s vest immediately upon grant. During the nine months ended September 30, 2026, the Company granted 510,280 fully-vested RSU’s to the contractor. On November 9, 2026, the Company amended the marketing services agreement to provide that the third quarterly grant which vests during the three months ended December 31, 2026 would be granted and released following the end of the second trading day after Company’s earnings release for that same period, and the fourth quarterly grant which vests during the three months ended March 31, 2027 would be accelerated to be granted and released on March 10, 2027.
Partial Recourse Promissory Notes
On August 25, 2021, three employees early exercised 2,032,429 outstanding stock options resulting in the issuance of shares of common stock. However, the exercises were paid via issuance of partial recourse promissory notes, and as a result, the Company concluded that the early exercises of the stock options will continue to be accounted for as outstanding stock option grants until the time that the notes are repaid or extinguished. On February 28, 2025, the Company forgave the outstanding principal and accrued interest associated with the partial recourse promissory notes for two employees related to 1,894,054 options. Shares that are related to outstanding partial recourse promissory notes are not reflected as outstanding shares on the condensed consolidated balance sheets and are excluded from the denominator of basic earnings per share. As of September 30, 2026, there are 138,375 early exercised stock options still subject to a partial recourse promissory note.
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
On April 28, 2026, the Company amended its partial recourse promissory notes with two individuals to extend the maturity dates of the notes until the earliest of (i) March 31, 2027, (ii) a change in control or (iii) the date that the notes become prohibited under the Securities Exchange Act of 1934. The extension of the maturity dates of the notes was treated as an extension of the expected term of the associated award, and as a result, the Company applied modification accounting under ASC 718 and recognized $1.1 million of incremental stock-based compensation expense during the nine months ended September 30, 2026.
During the nine months ended September 30, 2026, the Company received repayment of one of the promissory notes resulting in the corresponding release of 1,132,193 shares of previously restricted stock. As of September 30, 2026, there are 1,248,786 shares of restricted stock subject to these partial recourse promissory notes.
Employee Stock Purchase Plan
The 2025 Employee Stock Purchase Plan (“ESPP”) allows employees to purchase shares of the Company’s Class A common stock by authorizing contributions at a minimum of 1% up to a maximum of 15% of his or her base salary for each pay period, which will then be used to purchase shares on the last business day of the offering period at a price equal to 85% of the closing trading price of a share of Class A common stock on the first day of the offering period or the last day of the offering period, whichever is less. The offering periods of six months end on February 15th and August 15th of each year. As of September 30, 2026, 1,709,350 shares of the Company’s Class A common stock were available for future issuance under the ESPP.
The range of assumptions that were used to calculate the grant date fair value of the Company’s ESPP grants for the nine months ended September 30, 2026 were as follows:

Expected dividend yield	0%
Expected stock price volatility	70.2% - 74.6%
Risk-free interest rate	3.6% - 3.9%
Expected term (years)	0.5
As of September 30, 2026, the Company has withheld $0.4 million of contributions from its employees within accrued payroll and related liabilities on the condensed consolidated balance sheets related to the purchase period that ends February 15, 2027.
12. Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items that occur during the period. These estimates are updated at each reporting period.
During the three and nine months ended September 30, 2026, the Company recognized $3.7 million and $9.0 million in income tax expense, respectively. The effective tax rates for the three and nine months ended September 30, 2026, of 32.6% and 28.0%, respectively, differed from the federal statutory rate of 21.0% primarily due to a blended state tax rate of 6.0% and non-deductible stock-based compensation and officer’s compensation, offset by rate reductions for R&D credits claimed.
During the three and nine months ended September 30, 2025, the Company recognized $1.9 million in income tax expense and $0.4 million in income tax benefit, respectively. The effective tax rates for the three and nine months ended September 30, 2025, of 23.2% and 0.9%, respectively, was inclusive of the federal statutory rate of 21.0% and a blended state tax rate of 6.4%, partially offset by decreases related to incentive stock options and change in valuation allowance.
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
14. Strategic Restructuring Plan
On April 28, 2026, the Company approved a strategic restructuring plan (the “Plan”) to improve operational efficiencies and better position the Company for long-term sustainability and success. The Plan included a reduction of the Company’s workforce, which was completed by June 30, 2026. During the nine months ended September 30, 2026, the Company recognized restructuring charges of $1.5 million related to the Plan, consisting primarily of severance payments and related costs.

A summary of the costs incurred and amounts accrued during the nine months ended September 30, 2026 is as follows.

Severance and employee related
Balance at December 31, 2025	$—
Restructuring costs	1,491
Amounts paid	(1,481)
Balance at September 30, 2026	$10
Total restructuring costs recognized in the condensed consolidated statements of operations during the nine months ended September 30, 2026 were as follows (in thousands):

Cost of revenues	$261
Technology and development	64
Sales and marketing	1,141
General and administrative	25
Total restructuring costs	$1,491
15. Subsequent Events
On November 1, 2026 the Company’s Board of Directors (“Board”) appointed Tony Weisman, a member of the Board, to serve as the Company’s President and Chief Executive Officer, effective as of November 2, 2026. Mr. Weisman succeeds Mark Douglas as President and Chief Executive Officer, who, following 30 days of paid leave, will terminate employment with the Company on December 3, 2026. In addition, Christopher Innes ceased serving as the Company’s Chief Operating Officer and principal operating officer and, following 30 days of paid leave, will terminate employment with the Company on December 1, 2026. Both Mark Douglas and Christopher Innes are eligible to receive the severance payments and benefits under their respective employment agreements with the Company. In addition, Christopher Innes will have up to 6 months to exercise his vested stock options, which will be considered a modification under ASC 718. Both Mark Douglas and Christopher Innes have unvested performance options which are accounted for as market-based awards under ASC 718. Any unvested portion of these awards shall remain outstanding and eligible to vest for twelve months following their respective termination dates. In order to receive these severance benefits, Mark Douglas and Christopher Innes must timely provide a release of claims against the Company. The Company is currently evaluating the impact of the executive terminations on its consolidated financial statements, including its effect on stock-based compensation expense.

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
Our revolutionary PTV software platform allows marketers to combine the powerful storytelling format of TV advertising with the targeting and measurement capabilities of paid search and social advertising. Our self-serve software enables marketers to precisely target audiences and then directly tie each view to a purchase or other action. Marketers set performance goals, such as ROAS, and our algorithms continuously optimize a campaign around key metrics to drive higher performance. Since we launched our PTV platform, our company has experienced continued growth due to the robust performance our platform delivers to our customers.
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
Over the last several years, we made significant investments in our long-term growth. We invested in technology, development and operations to enhance platform features in our infrastructure, including our information technology, financial and administrative systems and controls, to support our operations, and in sales and marketing to acquire new customers and grow usage by existing customers. We believe the initial benefits of these investments were realized in our financial results to date. We plan to continue to invest in the long-term growth of the Company, including development of cutting-edge technology, as well as continued investment in customer acquisition and customer growth. Given the operating leverage in our business and the investments that we have made, we expect to continue to improve our Adjusted EBITDA margin in the long term as our revenue continues to scale.
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
The following table summarizes our key performance indicator for each period presented below:

	Twelve Months Ended September 30,
	2026	2025
PTV Customers	4,373	3,316
Since 2019, our PTV Customers increased from 142 to 4,373 in the twelve months ended September 30, 2026. Our PTV Customers increased 31.9% in the twelve months ended September 30, 2026 from the twelve months ended September 30, 2025. We attribute this growth to new customer acquisitions due to continued customer adoption of PTV and our continued expansion of our overall SMB footprint, including small businesses.
Adjusted EBITDA and Adjusted EBITDA Margin
The following table sets forth Adjusted EBITDA and Adjusted EBITDA margin for the periods set forth below and their most directly comparable GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) (in thousands)	$7,669	$6,436	$23,151	$(40,903)
Adjusted EBITDA (in thousands)(1)	$19,898	$15,985	$57,738	$39,857
Net income (loss) margin	9.6%	9.2%	9.8%	(20.1)%
Adjusted EBITDA margin(1)	24.8%	22.8%	24.4%	19.6%
(1)    See section “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.
Non-GAAP Financial Measures
In this Form 10-Q, we use certain non-GAAP financial measures, including EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin. EBITDA is defined as net income (loss) adjusted to exclude depreciation and amortization expense, interest income, net and income tax provision. Adjusted EBITDA is defined as EBITDA as further adjusted to exclude stock-based compensation expense, fair value adjustments on outstanding warrants, contingent liabilities, embedded derivatives and convertible debt, acquisition costs including legal costs associated with prior acquisitions, legal and regulatory settlements and reserves, restructuring costs, and loss on debt extinguishment, which are items that we believe are not indicative of our core operating performance. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenue.
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
Due to these limitations, Adjusted EBITDA and Adjusted EBITDA margin should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA and Adjusted EBITDA margin includes adjustments for items that we believe are not indicative of our core operating performance. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period-to-period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results between periods and with the operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations. Nevertheless, because of the limitations described above, management does not view Adjusted EBITDA and Adjusted EBITDA margin in isolation and also uses other measures, such as revenue, operating income and net income (loss), to measure operating performance.
The following table reconciles Adjusted EBITDA and Adjusted EBITDA margin to the most directly comparable GAAP financial performance measure, which is net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$7,669	$6,436	$23,151	$(40,903)
Interest income, net	(2,643)	(1,991)	(6,566)	(1,544)
Income tax provision	3,709	1,946	9,003	(377)
Amortization expense	3,038	2,480	9,658	7,282
EBITDA	11,773	8,871	35,246	(35,542)
Stock-based compensation expense	6,306	5,558	18,933	27,242
Fair value adjustments	—	1,138	(166)	19,902
Acquisition costs	1,076	408	1,491	1,749
Legal and regulatory settlements and reserves	743	10	743	70
Restructuring costs	—	—	1,491	—
Loss on debt extinguishment	—	—	—	26,436
Adjusted EBITDA	$19,898	$15,985	$57,738	$39,857

Revenue	$80,251	$70,023	$236,461	$202,995
Net income (loss)	7,669	6,436	23,151	(40,903)
Net income (loss) margin	9.6%	9.2%	9.8%	(20.1)%
Revenue	$80,251	$70,023	$236,461	$202,995
Adjusted EBITDA	19,898	15,985	57,738	39,857
Adjusted EBITDA margin	24.8%	22.8%	24.4%	19.6%

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
Investment in Talent
As of September 30, 2026, we had 471 full-time team members. Hiring productive and diverse talent is a key driver of our success and we expect to strategically grow headcount as our business scales. We plan to further invest in research and development to extend our data and technology lead and to enhance our platform. We also expect to incur additional sales and marketing and general and administrative expenses to support our growth. Our headcount may increase through direct hires or through acquisitions of companies or teams.
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
Cost of Revenues
Cost of revenues consists primarily of hosting costs, data costs, third-party service fees, production costs from contracts in which we act as the principal, and personnel costs. Personnel costs included in cost of revenues include salaries, benefits, bonuses, and stock-based compensation and are primarily attributable to personnel who support our platform and who design and manage the production of video ads. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue-producing platform in cost of revenues over their estimated useful lives. Certain costs are relatively fixed in nature and do not necessarily fluctuate directly with the level of revenue in a given period. Although we expect that the long-term cost of revenues will remain relatively consistent as a percentage of revenues, it may fluctuate from period-to-period as a result of the level and timing of costs to support our platform.
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
Other Income (Expense):
Interest Income, Net. Interest expense is incurred on any borrowings on our Revolving Credit Facility, and prior to the IPO, on the outstanding borrowings on our 2023 Convertible Notes. We earn interest income on our cash and cash equivalents, notes receivable, and partial recourse promissory notes as they are repaid.
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
Results of Operations for the Three Months Ended September 30, 2026, Compared with the Three Months Ended September 30, 2025
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Revenue	$80,251	$70,023	$10,228	14.6%
Cost of revenues	16,997	14,789	2,208	14.9%
Gross profit	63,254	55,234	8,020	14.5%
Operating expenses:
Technology and development	17,460	13,714	3,746	27.3%
Sales and marketing	23,818	21,353	2,465	11.5%
General and administrative	12,583	11,980	603	5.0%
Amortization of acquired intangibles	658	657	1	0.2%
Total operating expenses	54,519	47,704	6,815	14.3%
Operating income	8,735	7,530	1,205	16.0%
Other income (expense):
Interest income, net	2,643	1,991	652	32.7%
Other expense, net	—	(1,139)	1,139	(100.0)%
Total other income	2,643	852	1,791	210.2%
Income before income tax provision	11,378	8,382	2,996	35.7%
Income tax provision	3,709	1,946	1,763	90.6%
Net income	$7,669	$6,436	$1,233	19.2%

The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended September 30,
	2026	2025
Revenue	100.0%	100.0%
Cost of revenues	21.2	21.1
Gross profit	78.8	78.9
Operating expenses:
Technology and development	21.8	19.6
Sales and marketing	29.7	30.5
General and administrative	15.7	17.1
Amortization of acquired intangibles	0.8	0.9
Total operating expenses	67.9	68.1
Operating income	10.9	10.8
Other income (expense):
Interest income, net	3.3	2.8
Other expense, net	—	(1.6)
Total other income	3.3	1.2
Income before income tax provision	14.2	12.0
Income tax provision	4.6	2.8
Net income	9.6%	9.2%
Revenue
Revenue increased $10.2 million, or 14.6%, to $80.3 million for the three months ended September 30, 2026, compared to $70.0 million for the three months ended September 30, 2025. The increase was due primarily to an increase of $10.3 million in revenue generated from PTV. Active PTV customers increased 12% between the periods in comparison, with average revenue per customer remaining relatively flat period over period. Included within the increase in PTV revenue was a decrease in commissions paid to certain agencies and a decrease in creative costs, as we changed the nature of certain relationships during the year.
Cost of Revenues
Cost of revenues increased $2.2 million, or 14.9%, to $17.0 million for the three months ended September 30, 2026, compared to $14.8 million for the three months ended September 30, 2025. The increase was primarily due to a $1.4 million increase in hosting fees, a $0.6 million increase in database fees, and an increase of $0.6 million in amortization for internal use software. In addition, production expenses associated with contracts in which we act as the principal in the transaction increased by $1.1 million between the periods in comparison. Offsetting these increases were decreases in personnel costs of $0.6 million driven by a 38% decrease in headcount between the periods in comparison as a result of the strategic restructuring plan, platform fees of $0.4 million, and data processing fees of $0.2 million.
Technology and Development Expense
Technology and development expense increased $3.7 million, or 27.3%, to $17.5 million for the three months ended September 30, 2026, compared to $13.7 million for the three months ended September 30, 2025. The increase was primarily due to an increase in personnel costs of $2.7 million attributable to increased headcount to maintain and support further development of our platform. Technology and development headcount increased by 4% between the periods in comparison as we continued to grow our engineering team to support the growth of our product. The remaining increase was driven by investment in incremental tools to support the development of our platform.
Sales and Marketing Expense
Sales and marketing expense increased $2.5 million, or 11.5%, to $23.8 million for the three months ended September 30, 2026, compared to $21.4 million for the three months ended September 30, 2025. This was primarily due to an increase in stock-based compensation of $2.0 million driven by a marketing services agreement entered into during the year with a contractor and an increase in partnership commissions of $2.0 million. These increases were partially offset by a decrease in marketing spend of $0.8 million and a decrease in personnel costs of $0.8 million due to headcount decreasing by 9% between the periods in comparison.
General and Administrative Expense
General and administrative expense increased $0.6 million, or 5.0%, to $12.6 million for the three months ended September 30, 2026, compared to $12.0 million for the three months ended September 30, 2025. The increase was primarily driven by an increase of $1.8 million in legal fees and $0.7 million recognized as a sales tax contingency accrual. These increases were partially offset by a $1.1 million decrease in stock-based compensation due to the full vesting of options granted in 2021 and a decrease in bonus expense of $1.2 million related to current year performance-based cash bonuses.
Amortization of Acquired Intangibles
Amortization of acquired intangibles remained flat at $0.7 million for both the three months ended September 30, 2026 and September 30, 2025 as there were no changes to acquired intangibles period over period.
Interest Income, Net
Interest income, net increased by $0.7 million, or 32.7%, to $2.6 million for the three months ended September 30, 2026, compared to $2.0 million for the three months ended September 30, 2025 due to a higher interest bearing cash balance, which increased as a result of the IPO proceeds and increase in operating cash.
Other Expense, Net
Other expense, net primarily consists of fair value adjustments on our warrants, embedded derivatives, convertible debt and contingent liabilities, as well as a loss on the extinguishment of debt. During the three months ended September 30, 2025, we recognized a $3.2 million loss due to the increase in fair value of our common stock warrants, partially offset by a $2.0 million gain due to the decrease in fair value of contingent liabilities.
Income Tax Provision
Income tax provision increased by $1.8 million to $3.7 million during the three months ended September 30, 2026, compared to $1.9 million for the three months ended September 30, 2025 due to an increase in the annual effective tax rate as a result of projected taxable income, primarily driven by an increase in full-year projected pre-tax book income.

Results of Operations for the Nine Months Ended September 30, 2026, Compared with the Nine Months Ended September 30, 2025
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Revenue	$236,461	$202,995	$33,466	16.5%
Cost of revenues	46,891	50,523	(3,632)	(7.2)%
Gross profit	189,570	152,472	37,098	24.3%
Operating expenses:
Technology and development	48,425	34,054	14,371	42.2%
Sales and marketing	76,082	67,335	8,747	13.0%
General and administrative	37,660	45,588	(7,928)	(17.4)%
Amortization of acquired intangibles	1,973	1,973	—	—%
Total operating expenses	164,140	148,950	15,190	10.2%
Operating income	25,430	3,522	21,908	622.0%
Other income (expense):
Interest income, net	6,566	1,544	5,022	325.3%
Other income (expense), net	158	(46,346)	46,504	(100.3)%
Total other income (expense)	6,724	(44,802)	51,526	(115.0)%
Income (loss) before income tax provision	32,154	(41,280)	73,434	(177.9)%
Income tax provision	9,003	(377)	9,380	(2488.1)%
Net income (loss)	$23,151	$(40,903)	$64,054	(156.6)%
The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Nine Months Ended September 30,
	2026	2025
Revenue	100.0%	100.0%
Cost of revenues	19.8	24.9
Gross profit	80.2	75.1
Operating expenses:
Technology and development	20.5	16.8
Sales and marketing	32.2	33.2
General and administrative	15.9	22.5
Amortization of acquired intangibles	0.8	1.0
Total operating expenses	69.4	73.4
Operating income	10.8	1.7
Other income (expense):
Interest income, net	2.8	0.8
Other income (expense), net	0.1	(22.8)
Total other income (expense)	2.8	(22.1)
Income (loss) before income tax provision	13.6	(20.3)
Income tax provision	3.8	(0.2)
Net income (loss)	9.8%	(20.1)%
Revenue
Revenue increased $33.5 million, or 16.5%, to $236.5 million for the nine months ended September 30, 2026, compared to $203.0 million for the nine months ended September 30, 2025. The increase was due primarily to an increase of $39.6 million in revenue generated from PTV. Active PTV customers increased 23% between the periods in comparison while average revenue per customer remained relatively flat. Included within the increase in revenue from PTV was $1.7 million in revenue recognized during the nine months ended September 30, 2026 related to the expiration of unused creative credits associated with amended contracts in the period. Also included within the increase in PTV revenue was a decrease in commissions paid to certain agencies and a decrease in certain creative costs due to a change in the nature of the relationship. Offsetting the increase in PTV revenue were decreases in creative and production revenues of $4.3 million and $2.0 million, respectively, primarily due to the divestiture of Maximum Effort Marketing on April 1, 2025.
Cost of Revenues
Cost of revenues decreased $3.6 million, or 7.2%, to $46.9 million for the nine months ended September 30, 2026, compared to $50.5 million for the nine months ended September 30, 2025. The decrease was primarily due to a $4.1 million decrease in personnel costs driven by a 42% decrease in headcount between the periods in comparison due to the divestiture of Maximum Effort Marketing on April 1, 2025 as well as the strategic restructuring plan. Additionally, hosting expense decreased by $1.3 million primarily due to changes in vendors coupled with a decrease in platform fees of $1.6 million. Offsetting these decreases was a $2.5 million increase in amortization for internal use software due to increased disposals of obsolete internal use software in the current period as well as increased additions to capitalized software as we continued to improve our technology and a $1.4 million increase in production expenses associated with contracts in which we act as the principal in the transaction.
Technology and Development Expense
Technology and development expense increased $14.4 million, or 42.2%, to $48.4 million for the nine months ended September 30, 2026, compared to $34.1 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in personnel costs of $11.2 million attributable to increased headcount to maintain and support further development of our platform. Technology and development headcount increased by 13% between the periods in comparison as we continued to grow our engineering team to support the growth of our product. Additionally, investment in incremental tools to support the development of our platform increased by $2.4 million.
Sales and Marketing Expense
Sales and marketing expense increased $8.7 million, or 13.0%, to $76.1 million for the nine months ended September 30, 2026, compared to $67.3 million for the nine months ended September 30, 2025. This was primarily due to an increase in stock-based compensation of $5.0 million mainly driven by a marketing services agreement entered into during the period with a contractor, an increase in partnership commissions of $3.7 million, generative AI costs associated with creative offerings to drive new business of $1.1 million, increased brand marketing spend of $0.8 million, and a $1.1 million increase in SaaS tools to support the growth of the business. Partially offsetting these increases was a decrease in personnel costs of $1.0 million driven by a decrease in average headcount of 4% period over period, a decline in sponsorships of $1.4 million, lower events and trade show costs of $0.4 million and video production costs of $0.4 million.
General and Administrative Expense
General and administrative expense decreased $7.9 million, or 17.4%, to $37.7 million for the nine months ended September 30, 2026, compared to $45.6 million for the nine months ended September 30, 2025. The decrease was primarily driven by a $13.5 million decrease in stock-based compensation due to the full vesting of options granted in 2021 and the forgiveness of partial recourse promissory notes with executive officers that were issued to facilitate the early exercise of stock options during the nine months ended September 30, 2025. These decreases were partially offset by increases of $2.9 million in legal fees primarily related to ongoing litigation, $0.7 million recognized as a sales tax contingency accrual, $0.6 million in professional fees and $0.5 million in insurance costs. In addition, uncollectible accounts expense increased by $0.3 million and credit card merchant fees increased by $0.6 million.
Amortization of Acquired Intangibles
Amortization of acquired intangibles remained flat at $2.0 million for both the nine months ended September 30, 2026 and September 30, 2025 as there were no changes to acquired intangibles quarter-over-quarter.
Interest Income, Net
Interest income, net increased by $5.0 million, or 325.3%, to $6.6 million for the nine months ended September 30, 2026, compared to $1.5 million for the nine months ended September 30, 2025. The increase was primarily due to a $2.9 million increase in interest income due to a higher interest bearing cash balance, which increased as a result of the IPO proceeds and increase in operating cash. Additionally, the prior period included $2.0 million of interest expense relating to the Convertible Notes which were settled on May 23, 2025, resulting in no interest expense for the nine months ended September 30, 2026.

Other Income (Expense), Net
Other income (expense), net primarily consists of fair value adjustments on our warrants, embedded derivatives, convertible debt and contingent liabilities, and a loss on extinguishment of debt. Other income (expense), net changed by $46.5 million to other income, net of $0.2 million for the nine months ended September 30, 2026, compared to other expense, net $46.3 million for the nine months ended September 30, 2025. We recognized $0.2 million in income during the nine months ended September 30, 2026, due to the decrease in fair value of contingent liabilities. During the nine months ended September 30, 2025, we recognized $16.6 million in losses due to fair value adjustments of our embedded derivative liabilities, $2.9 million in losses due to the increase in fair value of our contingent liabilities, $4.4 million due to losses due to the increase in fair value of our convertible notes, and $3.9 million in losses due to the increase in fair value of our common stock warrants. This was offset by a $7.9 million decrease in the fair value of the Series D Warrants, which were marked to fair value immediately prior to extinguishment upon the IPO. Additionally, we recognized a $26.4 million loss on the extinguishment of the Convertible Notes when they were modified on April 1, 2025.
Income Tax Provision
Income tax expense was $9.0 million for the nine months ended September 30, 2026, compared to an income tax benefit of $0.4 million for the nine months ended September 30, 2025. The change was due to the pre-tax loss generated during the nine months ended September 30, 2025, which generated income tax benefit, compared to pre-tax income generated during the nine months ended September 30, 2026, which generated income tax expense. The annual effective tax rate has increased in the current period as a result of projected taxable income, primarily driven by an increase in full-year projected pre-tax book income and estimated non-deductible officers’ compensation.
Liquidity and Capital Resources
Overview
Since inception, we have financed operations to date primarily through cash flow from operating activities, net proceeds received from sales of equity securities, borrowings under our Revolving Credit Facility and other indebtedness. We have an accumulated deficit of $238.0 million as of September 30, 2026. As of September 30, 2026, we had cash and cash equivalents of $252.3 million, no borrowings outstanding under our Revolving Credit Facility and up to $44.9 million of borrowing capacity available thereunder.
We believe that our existing cash and cash equivalents, together with cash flow from operations and borrowings under our Revolving Credit Facility, will be sufficient to support our working capital requirements for at least the next 12 months. We utilize Insured Cash Sweep services to reduce exposure of our cash and cash equivalents balances that exceed FDIC limits at any one financial institution. Our long-term cash requirements will depend on many factors, including our revenue growth, the timing and extent of product development efforts and other investments to support our growth (including through acquisitions), the expansion of sales and marketing activities, stock repurchasing activity and increases in general and administrative costs. To the extent our current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. In particular, the recent global macroeconomic trends have caused disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
Revolving Credit Facility
On August 7, 2026, we amended an existing Amended and Restated Business Financing Agreement (as amended from time to time, the “Revolving Credit Agreement”) with Western Alliance Bank. The Revolving Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Revolving Credit Facility”), pursuant to which we may initially incur up to $50.0 million aggregate principal amount of revolver borrowings and have the option to request from time to time up to an additional $30.0 million in borrowings. The Revolving Credit Facility matures on May 28, 2029. The amount of borrowing availability under the Revolving Credit Facility is based on our accounts receivable balance, reduced by reserves. As of September 30, 2026 and December 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility and up to $44.9 million of borrowings available.

Borrowings under the Revolving Credit Facility bear interest at a floating per annum rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.00%, with a floor of 1.00%. Interest is payable on the revolving borrowings on a monthly basis.
The Revolving Credit Facility contains customary conditions to borrowings, events of default and covenants, including, without limitation, covenants that restrict our ability to sell assets, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, make distributions or redeem or repurchase capital stock, other than repurchases of our publicly traded capital stock not to exceed $100.0 million through August 31, 2027, or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Revolving Credit Facility also requires us to maintain compliance with an Adjusted Quick Ratio (defined as unrestricted cash maintained with the lender plus eligible receivables divided by the sum of outstanding loans plus accounts payable aged over 60 days from the invoice date) covenant at least 1.35 to 1.00 if the unrestricted cash balance with the lender is less than $35.0 million and there are outstanding borrowings. Such covenant will be tested as of the last day of the most recently completed fiscal period for which financial statements have been delivered and for each fiscal period thereafter until the unrestricted cash balance is above $35.0 million and there are outstanding borrowings. We are also required to maintain $75.0 million of depository and operating accounts with Western Alliance Bank, subject to certain exceptions. Our obligations under the Revolving Credit Facility are collateralized by a pledge of substantially all of our assets, including accounts receivable, deposit accounts, intellectual property, investment property and equipment. See Note 6, “Debt” to our condensed consolidated financial statements included elsewhere in this Form 10-Q.
Stock Repurchase Program
In August 2026, our board of directors authorized a stock repurchase program of up to $100.0 million shares of the Company’s Class A common stock through August 5, 2027. Repurchases may be made at management’s discretion in the open market pursuant to one or more trading plans adopted in accordance with Rule 10b5-1 and in compliance with Rule 10b-18. The timing and amount will depend on market conditions, price and liquidity, applicable legal requirements, available capital, and other considerations. The stock repurchase program does not obligate the Company to repurchase any minimum number or dollar amount of Class A common stock and may be modified, suspended, or discontinued at any time. As of September 30, 2026, there is $100.0 million remaining under this program.
Contractual Commitment
The Company has a non-cancellable commitment with our cloud-based hosting service provider. As of September 30, 2026, the Company had a remaining commitment of $52.6 million, of which $23.0 million is payable within 12 months, and the remainder thereafter.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Net cash provided by operating activities	$43,531	$26,920
Net cash used in investing activities	(9,354)	(18,813)
Net cash provided by financing activities	7,985	88,503
Net increase in cash and cash equivalents	$42,162	$96,610
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
Net cash provided by operating activities was $43.5 million for the nine months ended September 30, 2026, as compared to $26.9 million for the nine months ended September 30, 2025. The increase in cash provided of $16.6 million was primarily due to a $64.1 million increase in net income (loss) partially offset by decreases in stock-based compensation of $8.3 million, changes in fair value of financial liabilities of $20.1 million, $26.4 million related to loss on extinguishment of convertible debt during the nine months ended September 30, 2025, a $4.5 million change in deferred taxes and $1.6 million related to changes in operating assets and liabilities.

Investing Activities
Net cash used in investing activities consisted of investments in capitalized internal use software costs to develop our technology platform and other investment activities. As our business grows, we expect our investments in our platform development to increase as needed to support our platform.
Net cash used in investing activities was $9.4 million for the nine months ended September 30, 2026, as compared to $18.8 million for the nine months ended September 30, 2025. The decrease in cash used was due to the issuance of $9.6 million in notes receivable during the nine months ended September 30, 2025, partially offset by an $0.2 million increase in costs capitalized for internal use software during the nine months ended September 30, 2026.
Financing Activities
During the nine months ended September 30, 2026 and 2025, net cash provided by financing activities consisted of activity related to stock-based compensation plans, proceeds from the repayment of a partial recourse promissory note, and proceeds from the IPO, offset by payments of IPO costs, settlement of convertible debt and the repurchase of common stock.
Net cash provided by financing activities was $8.0 million for the nine months ended September 30, 2026 compared to $88.5 million for the nine months ended September 30, 2025. The decrease of $80.5 million was primarily due to $125.3 million of proceeds from the IPO, partially offset by $24.0 million of payments on the settlement of the Convertible Notes, $10.0 million for the repurchase of Class A common stock for the settlement of the Convertible Notes and $5.4 million of payments on initial public offering costs during the nine months ended September 30, 2025. In addition, the Company received $1.2 million from the issuance of common stock under the ESPP and $6.6 million from the repayment of a partial recourse promissory note during the nine months ended September 30, 2026.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
While no customer accounted for more than 10% of our revenue for the year ended December 31, 2025 and the nine months ended September 30, 2026, our top ten customers collectively accounted for approximately 17% and 17%, respectively, of our revenue for the same periods. We expect to continue to generate a significant portion of our revenue from these customers for the foreseeable future. At present, almost all of our customers are not subject to committed contracts with us. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. If any of our significant customers were to reduce or cease their usage of our platform, it may have an outsized effect on our revenue, thereby adversely affecting our business, results of operation, and financial condition.
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
Our revenue and results of operations are highly dependent on the overall demand for advertising and on the economic health of our current and prospective marketers. Ad spend is closely tied to marketers’ financial performance and a downturn, either generally or in one or more of the industries in which our customers operate, could adversely impact the general advertising market. Various events beyond our control could cause marketers to reduce their advertising budgets or slow the growth of their ad spending, such as health epidemics, geopolitical events and regional conflicts, and global macroeconomic factors like labor shortages, inflation, interest rate volatility, changes in foreign currency exchange rates, instability in the global financial system, supply chain disruptions, increased tariffs and other trade barriers, other adverse economic conditions and general uncertainty about economic recovery or growth, instability in political or market conditions generally, and any changes in tax treatment of advertising expenses and the deductibility thereof. While these factors are less likely to have a pronounced effect on digital advertising performance and spend, they may nonetheless have a material adverse impact on our operating results. Reductions in overall ad spend as a result of these factors could make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.
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
We operate in an evolving industry with ever-changing customer needs, and, as a result, our business has evolved over time such that our operating history makes it difficult to evaluate our business and future prospects. We have a short operating history with PTV as our primary driver of revenue and, as a result, our historical results may not be indicative of future revenues or our future business. Although we have experienced substantial revenue growth, we may not be able to sustain this growth rate, current revenue levels or profitability. Moreover, we expect to face challenges, risks, and difficulties frequently experienced by growing companies in rapidly developing industries, including those relating to:
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
Following the passage of the CCPA, over a third of other states across the country have passed their own comprehensive consumer privacy laws, with even more states considering their own such laws, which creates a patchwork of overlapping but different state laws. These laws are similar to the CCPA, but also differ in a variety of ways, such as by requiring opt-in consent for the collection of sensitive personal information in some states. Laws relating to specific privacy and consumer protection issues have been passed and are continuing to be considered in other states, including laws governing the collection and use of personal information (including for advertising) about children and teenagers or consumer health information, and laws relating to the use or deployment of AI. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of personal information related to individuals for marketing purposes. At various points, different versions of comprehensive federal privacy bills have been proposed as well. Such legislation adds additional complexity, and variation in requirements, restrictions, and potential legal risk, and could require additional investment in resources to compliance and cybersecurity programs, could impact strategies and availability of previously useful data, could result in increased compliance costs and/or changes in business practices, and could have a material adverse effect on our business, financial condition, and operating results.
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
For example, the California Invasion of Privacy Act (as amended, “CIPA”) has become the basis for a growing number of lawsuits against digital advertising companies. Plaintiffs have argued that CIPA prohibits certain forms of interception of communications and the use of pen registers or similar tracking devices without the consent of all parties to the communication. Plaintiffs in several recent cases have alleged that adtech intermediaries, including demand side platforms, have violated CIPA by participating in the interception of communications between consumers and websites through the use of tracking pixels, cookies, session replay scripts, or real-time bidding signals. Litigation (including class actions) against us, our customers, or other publishers, alleging that the use of our pixels violates VPPA or state wiretapping laws could lead to reduced demand for our technology and the results of such litigation may impact our business.
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
We utilize IT Systems, applications and websites that allow for the storage and transmission of personal information about our customers, audiences, employees and other third parties, as well as proprietary and confidential business information. As such, we have been, and we and certain of our third-party providers may in the future be a target for cyberattacks and other cybersecurity incidents, and face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our and our third party providers’ IT Systems. In addition, measures we, our customers or third parties that host our data may implement, and the underlying IT Systems have been and may in the future be vulnerable to attacks. Such attacks can take a variety of forms, including, but not limited to, denial of service attacks, infrastructure attacks, botnets, malicious file attacks, cross-site scripting, credential abuse, phishing/social engineering, token theft, ransomware attacks, bugs, viruses, worms, malicious software programs, data breaches, and other cybersecurity incidents. We have been and may continue to be subject to cyber attacks. Further, techniques are constantly evolving and becoming increasingly diverse and sophisticated and are often unrecognizable until launched against a target. Techniques involve, for example, denial-of-service attacks or other maneuvers that have the effect of disabling, degrading or disrupting the availability of services on our platform, which could seriously harm our reputation and business. As such, we cannot ensure that we will be able to anticipate, investigate, remediate, or recover from attacks or incidents, or to avoid material impacts to our IT Systems or data that we store on such systems. Other types of attacks could harm us even if our platform operations are left undisturbed. For example, attacks may be designed to deceive team members into releasing control of their systems to a hacker, including through the theft of session tokens or other access credentials that can be used to bypass our IT Systems’ authentication controls, while others have introduced computer viruses or malware into our systems with a view to stealing confidential, proprietary or personal information. In addition, threat actors may use AI Technologies to create malware, automate the discovery or exploitation of vulnerabilities, produce highly targeted or sophisticated phishing email campaigns, or generate deepfake content designed to bypass authentication protocols that may lead to unauthorized access to our products for improper uses. We and our third-party providers may also experience increased threats due to workforces operating remotely, including in light of our fully remote work environment. We are also vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations of our platform. Any cyberattack or cybersecurity incident can give rise to a variety of losses and costs, including legal exposure, and regulatory fines, damages to reputation, amongst others.
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
Through our terms and conditions, we require our customers to abide by relevant laws, rules and regulations, and restrictions by their counterparties, when transacting on our platform, and we obtain representations from customers that the advertising they place through our platform complies with applicable laws and regulations and does not violate third-party intellectual property rights. We also receive representations from customers and data providers about their privacy practices and compliance with applicable laws and regulations, including their maintenance of adequate privacy policies that disclose and permit our data collection practices. Nonetheless, there are many circumstances in which it is difficult or impossible for us to monitor or evaluate their compliance. For example, we cannot control the content of customer’s media properties, and we are often unable to determine exactly what information a partner collects after an ad has been placed, and how the customer uses any such collected information. Moreover, we are unable to prevent technological intermediaries from aggregating bid requests from customers and directing them to their own buying platforms or even reselling such bid data to customers or third parties.
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
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the ongoing demands of operating as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. Furthermore, we are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to establish and maintain the corporate infrastructure required of a public company and to comply with evolving laws, regulations and standards are likely to divert management’s time and attention away from revenue-generating activities to compliance activities, which may prevent us from implementing our business strategy and growing our business. Moreover, we may not be successful in implementing these requirements. If we do not effectively and efficiently manage ourselves as a public company or continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.
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
Our Class A common stock has one vote per share and our Class B common stock has 10 votes per share. As of September 30, 2026, the holders of our outstanding Class B common stock, which includes Mark Douglas, our founder and Chairman of the Board, held 67% of the voting power of our outstanding capital stock.This voting power may increase over time as Mr. Douglas exercises his options that are exercisable for shares of our Class B common stock. If all such outstanding options held by Mr. Douglas had been exercised for shares of our Class B common stock as of September 30, 2026, the shares held by Mr. Douglas would represent 40% of the voting power of our outstanding capital stock. As a result, Mr. Douglas and our principal stockholders will be able to exert significant influence over us and, if acting together, will be able to control matters requiring stockholder approval, including the election of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation (as currently in effect, the “Certificate of Incorporation”) and our Amended and Restated Bylaws (as currently in effect, the “Bylaws”) and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.
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
Future sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of September 30, 2026, we had an aggregate of 62,871,035 shares of our Class A common stock outstanding, of which 5,262,049 was held by affiliates.
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
As of September 30, 2026, we had 10,069,502 shares of our Class A common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $11.49 per share, 5,848,731 of which were vested as of such date, and additional shares of our common stock reserved for future issuance under our 2025 Incentive Award Plan. As of September 30, 2026, we had 11,810,410 shares of our Class B common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $3.79 per share, 4,724,164 of which were vested as of such date. As of September 30, 2026, we had 2,823,507 shares of restricted stock that are legally issued and outstanding and votable, but are not reflected as outstanding shares on the consolidated balance sheets. Any additional shares of our Class A common stock and our Class B common stock that we issue, including under our equity incentive plans currently in effect or that we may adopt in the future would dilute the percentage ownership and voting power held by the investors who purchase Class A common stock.
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
We cannot guarantee we will conduct stock repurchases in any specified amounts or particular frequency.
In August 2026, we announced that the Board authorized a stock repurchase program of up to $100.0 million shares of our Class A common stock through August 5, 2027. As of September 30, 2026, no shares of Class A common stock were repurchased under the program. Repurchases may be made at management’s discretion in the open market pursuant to one or more trading plans adopted in accordance with Rule 10b5-1 and in compliance with Rule 10b-18. The timing and amount will depend on market conditions, price and liquidity, applicable legal requirements, available capital, and other considerations. The stock repurchase program does not obligate us to repurchase any minimum number or dollar amount of Class A common stock and may be modified, suspended, or discontinued at any time. Repurchases under this authorization could affect our stock price and increase its volatility, and the existence of this authorization could cause our stock price to be higher than it would be in the absence of such authorization and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value, for example, if the market price of our Class A common stock declines below the levels at which we repurchased shares.
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
We are highly dependent on our senior management team, and our business and growth may be adversely affected if we fail to attract, retain, and motivate key personnel.
Our performance is dependent on attracting and retaining our senior management team and other key personnel, and successfully executing organizational changes, such as leadership transitions. For example, our founder, Mark Douglas, is transitioning out of the roles of President and CEO. Leadership transitions can be disruptive and may result in the loss of key personnel, changes in business direction, or difficulties in maintaining operational focus and consistency. In addition, our ability to compete and grow depends in part on the efforts and talents of our team members and executives, who are important to our vision, strategic direction, culture, products, and technology. The loss of members of our senior management team could cause disruption and adversely affect our business, financial condition and results of operations.
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
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)    None.
(c)    During the three months ended September 30, 2026, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following exhibits are either filed herewith or incorporated herein by reference:

Number	Description	Form	File No.	Date	Exhibit	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of MNTN, Inc.	8-K	001-42664	05/23/25	3.1
3.2	Amended and Restated Bylaws of MNTN, Inc.	8-K	001-42664	05/23/25	3.2
10.1	First Amendment to Amended and Restated Business Financing Agreement, dated as of August 7, 2026, between the Registrant, as borrower, and Western Alliance Bank, as lender.					*
10.2^	Executive Employment Agreement, dated as of November 2, 2026, by and between MNTN, Inc. and Tony Weisman	8-K	001-42664	11/04/26	10.1
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.ins	Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.sch	XBRL Taxonomy Schema Linkbase Document					*
101.cal	XBRL Taxonomy Calculation Linkbase Document					*
101.def	XBRL Taxonomy Definition Linkbase Document					*
101.lab	XBRL Taxonomy Label Linkbase Document					*
101.pre	XBRL Taxonomy Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith
**    Furnished herewith
^    Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MNTN, INC.

Date: November 10, 2026	By:	/s/ Tony Weisman
Tony Weisman
President and Chief Executive Officer
(principal executive officer and authorized signatory)

Date: November 10, 2026	By:	/s/ Patrick A. Pohlen
Patrick A. Pohlen
Chief Financial Officer
(principal financial officer and principal accounting officer and authorized signatory)